Form 10-Q
period 1994-12-31
NUCLEAR METALS INC
filed 1995-02-14
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     -------
                                    FORM 10-Q

(Mark One)
              X  Quarterly Report Pursuant to Section 13 or 15(d) of
            -----      the Securities Exchange Act of 1934
                for the quarterly period ended December 31, 1994
                                       or
            _____Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                   for the transition period from_____to_____

Commission File No. 0-8836
                    ------

                              NUCLEAR METALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                             04-2506761
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

    2229 MAIN STREET, CONCORD
    CONCORD, MASSACHUSETTS                                           01742
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (508) 369-5410
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X                 No
                                                  --------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 10, 1995, there were issued and outstanding 2,311,664 shares of the Registrant's Common Stock.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994


                                      INDEX
                                                                            Page
                                                                            ----

Part I.   Financial Information                                               2

Item I.   Financial Statements

          Consolidated Balance Sheets,
          December 31, 1994 and September 30, 1994                            3

          Consolidated Statements of Income:
          Three Months Ended December 31, 1994 and December 31,1993           4

          Consolidated Statements of Cash Flow:
          Three Months Ended December 31, 1994 and December 31, 1993          5

          Notes to Consolidated Financial Statements                          6

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7-9

SIGNATURES                                                                   10

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

PREPARATION OF FINANCIAL STATEMENTS

   The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's most recent Annual Report on form 10-K.

   The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                         1994              1994
                                                                    -------------     -------------
   ASSETS

     Current Assets:
       Cash and cash equivalents                                    $     702,000     $   1,213,000
       Marketable Securities                                              388,000           497,000
       Accounts receivable, net of allowances
         for doubtful accounts of $1,290,000 at
         December 31, 1994 and September 30, 1994                       6,381,000         5,455,000
       Income tax receivable                                                   --                --
       Inventories                                                     14,138,000        14,486,000
       Deferred income tax benefit                                        675,000           675,000
       Other current assets                                               384,000           371,000
                                                                    -------------     -------------
           Total current assets                                        22,668,000        22,697,000
                                                                    -------------     -------------

     Property, Plant and Equipment                                     45,981,000        45,867,000
       Less accumulated depreciation                                   30,097,000        29,706,000
                                                                    -------------     -------------
       Net property, plant and equipment                               15,884,000        16,161,000
                                                                    -------------     -------------

     Other assets                                                       1,682,000         1,684,000
                                                                    -------------     -------------
                                                                    $  40,234,000     $  40,542,000
                                                                    -------------     -------------
                                                                    -------------     -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt                            $   1,091,000     $   1,091,000
       Notes payable                                                           --                --
       Accounts payable and accrued expenses                            3,854,000         4,129,000
                                                                    -------------     -------------
       Total current liabilities                                        4,945,000         5,220,000
                                                                    -------------     -------------

     Deferred federal and state income taxes                              676,000           676,000
                                                                    -------------     -------------
     Long term obligations                                              3,606,000         3,768,000
                                                                    -------------     -------------
     Other long-term liabilites                                         4,626,000         4,626,000
                                                                    -------------     -------------
     Stockholders' equity:
       Common stock, par value $.10; authorized-
       6,000,000 shares; issued and outstanding
       for December 31, 1994 and September 30,
       1994, respectively: issued 2,308,697 and
       2,307,464; outstanding 2,308,697 and
       2,307,464                                                          234,000           230,000
     Additional paid-in capital                                        13,756,000        13,752,000
     Retained earnings                                                 12,391,000        12,270,000
                                                                    -------------     -------------
       Total stockholders' equity                                      26,381,000        26,252,000
                                                                    -------------     -------------
                                                                    $  40,234,000     $  40,542,000
                                                                    -------------     -------------
                                                                    -------------     -------------

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED:
                                   (UNAUDITED)

                                                                         Quarter Ended
                                                                  -----------------------------
                                                                   December 31,    December 31,
                                                                       1994            1993
                                                                  -------------   -------------
     Net sales and contract revenues                              $  5,626,000    $  4,300,000
                                                                  -------------   -------------
     Cost and expenses
        Cost of sales                                                4,316,000       4,102,000
        Selling, general and administrative                            952,000       1,082,000
        Research and development                                       138,000         234,000
                                                                  -------------   -------------
                                                                     5,406,000       5,418,000
                                                                  -------------   -------------
      Operating income (loss)                                          220,000      (1,118,000)

      Other income (expense)                                            13,000          58,000
      Interest (expense), net                                         (109,000)       (164,000)
                                                                  -------------   -------------

      Income (loss) before income taxes                                124,000      (1,224,000)

      Provision (benefit) for income taxes                               3,000        (416,000)
                                                                  -------------   -------------

      Net income (loss)                                           $    121,000    $   (808,000)
                                                                  -------------   -------------
                                                                  -------------   -------------
      PER SHARE INFORMATION

      Net income (loss) per common and common
        equivalent share                                          $       0.05    $      (0.35)
                                                                  -------------   -------------
                                                                  -------------   -------------
      Weighted average number of common and
        common equivalent shares outstanding                         2,308,697       2,294,664

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE PERIODS ENDED:
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                  -----------------------------
                                                                   December 31,    December 31,
                                                                       1994            1993
                                                                  -------------   -------------
     Cash flows from operating activities:
          Net income                                              $    121,000        (808,000)
          Adjustments to reconcile net income
           to net cash provided (used) by operating
           activities:
             Depreciation and amortization                             392,000         733,000
             Changes in assets and liabilities, net
              (Increase) decrease in accounts receivable              (926,000)     (1,173,000)
              (Increase) decrease in income tax receivable                  --       2,277,000
              (Increase) decrease in deferred income tax benefit            --        (416,000)
              (Increase) decrease in inventories                       348,000         (53,000)
              Increase (decrease) in accounts payable
               and accrued expenses                                   (277,000)       (792,000)
              (Increase) decrease in other current assets              (11,000)             --
             Other                                                          --        (120,000)
                                                                  -------------   -------------
              Net cash provided (used) by operating activities        (353,000)       (352,000)
                                                                  -------------   -------------
     Cash flows from investing activities:
          Capital expenditures, net                                   (114,000)        (63,000)
          (Purchases) Sales of marketable securities, net              109,000          (5,000)
                                                                  -------------   -------------
             Net cash provided (used) in investing activities           (5,000)        (68,000)
                                                                  -------------   -------------
     Cash flows from financing activities:
          Repayments of debt, net                                     (161,000)     (2,462,000)
          (Purchases) issuances of common stock                          8,000              --
          Cash Dividends                                                    --              --
                                                                  -------------   -------------
            Net cash provided (used) in financing activities          (153,000)     (2,462,000)
                                                                  -------------   -------------
     Net increase (decrease) in cash and equivalents                  (511,000)     (2,882,000)
          Cash and equivalents at beginning of the period            1,213,000       7,864,000
                                                                  -------------   -------------
          Cash and equivalents at end of the period               $    702,000    $  4,982,000
                                                                  -------------   -------------
                                                                  -------------   -------------

     Supplemental disclosures of cash flow information:
          Cash paid during the period for:
            Interest, net of amounts capitalized                  $     90,000    $    183,000
            Income taxes                                          $         --    $         --

NOTES

   1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1994.

   2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at December 31, 1994 and September 30, 1994 consist of:

                                             DECEMBER 31,    SEPTEMBER 30,
                                                1994             1994
                                             -----------     ------------
       Work-in process                       $10,128,000     $10,021,000
          Raw materials                        3,255,000       3,721,000
          Spare parts                            755,000         744,000
                                             -----------     -----------
                                             $14,138,000     $14,486,000
                                             -----------     -----------
                                             -----------     -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1995 COMPARED WITH FIRST QUARTER FISCAL 1994

   Net sales increased by $1,326,000 or 31% to $5,626,000 in the first quarter of fiscal 1995, as compared to the first quarter of the prior year. Sales in the Fabricated Specialty Metal Products industry segment increased by $1,047,000 or 45%. Sales in the Metal Powders industry decreased by $333,000 or 27%. Sales in the Depleted Uranium Penetrator industry segment increased by $612,000 or 85%.

   The sales increase in the Fabricated Specialty Metal Products industry segment was primarily due to increased volumes of Beryllium Products. Decreased sales in the Metal Powders industry segment was due primarily to reduced volumes of powders for the medical industry. The sales increase in the Depleted Uranium Penetrator industry segment was due to volume increases in large caliber penetrator production.

   Gross profit in the first quarter increased by $1,112,000 or 562% to $1,310,000, as compared to the first quarter of fiscal 1994. As a percentage of sales, gross profit was 23% as compared to 5% for the first quarter of fiscal 1994. This increased gross profit was primarily the result of increased sales volumes coupled with a reduced cost structure.

   Selling, general and administrative expenses decreased by $130,000 or 12% as compared to the first quarter of fiscal 1994. As a percentage of sales, these expenses decreased to 17%, as compared to 25% for the same period a year earlier. This percentage decrease was from reduced salaries, due to reduced headcount.

   Other income decreased by $45,000 to $13,000 from $58,000 for the first quarter of fiscal 1994, primarily due to lower levels of short-term investments.

   Interest expense decreased by $55,000 to $109,000 from $164,000 for the same period a year earlier. This decrease was primarily a result of lower levels of outstanding debt.

   Income taxes in the first quarter of fiscal 1995 were at an effective rate of 2%, as compared to income taxes benefited for at an effective rate of 34% for the same period a year earlier.

FIRST QUARTER FISCAL 1995 COMPARED WITH FOURTH QUARTER FISCAL 1994

   Net sales increased by $955,000, or 20% in the first quarter of fiscal 1995 as compared to the fourth quarter of fiscal 1994. Sales in the Fabricated Specialty Metal Products industry segment increased by $1,847,000 or 120%. Sales in the Metal Powders industry segment increased by $142,000 or 18%. Sales in the Depleted Uranium Penetrator industry segment decreased by $1,034,000 or 44%.

   Increased sales in the Fabricated Specialty Metal Products industry segment were primarily the result of increased volumes of Beryllium products. Increased sales of metal powders for the medical industry are primarily responsible for the increase in sales in the Metal Powders industry segment. The Depleted Uranium Penetrator industry segment sales decrease was primarily due to decreases in large caliber penetrator production.

   Gross profit increased by $4,212,000 to $1,310,000 for the first quarter of fiscal 1995 compared to $(2,902,000) for the prior quarter. This increase was primarily the result of higher sales volumes coupled with a reduced cost structure.

   Selling, general and administrative expenses decreased by $288,000 compared to the fourth quarter of fiscal 1994. This decrease was primarily a result of the reduced cost structures. As a percentage of sales, these expenses decreased to 17% for the first quarter of fiscal 1995 as compared to 27% for the fourth quarter of fiscal 1994.

   Income taxes during the first quarter of fiscal 1995 were at an effective rate of 2% as compared to income taxes benefited during the fourth quarter of fiscal 1994 at an effective rate of 6%.

LIQUIDITY AND CAPITAL RESOURCES

   During the first quarter of fiscal 1995, working capital increased by $246,000. Cash and marketable securities decreased by $602,000 primarily due to increases in accounts receivables.

   Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $750,000 during fiscal 1995.





                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits:  None
   b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended December 31, 1994.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

      By    /s/        Robert E. Quinn
           ---------------------------------------------
           Robert E. Quinn, President and Treasurer
           Chief Executive Officer

      Date             February 13, 1995
           ---------------------------------------------



      By    /s/        James M. Spiezio
           ---------------------------------------------
           James M. Spiezio, Vice President, Finance
           Chief Financial Officer

      Date             February 13, 1995
           ---------------------------------------------

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

      By
           ---------------------------------------------
           Robert E. Quinn, President and Treasurer
           Chief Executive Officer

      Date             February 13, 1995
           ---------------------------------------------




      By
           ---------------------------------------------
           James M. Spiezio, Vice President, Finance
           Chief Financial Officer

      Date             February 13, 1995
           ---------------------------------------------