Form 10-Q
NUCLEAR METALS INC
filed 1995-03-30
CIK 276331

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1995
[PERIOD-START]                             OCT-01-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                         702,000
[SECURITIES]                                   388,000
[RECEIVABLES]                                7,671,000
[ALLOWANCES]                                 1,290,000
[INVENTORY]                                 14,138,000
[CURRENT-ASSETS]                            22,668,000
[PP&E]                                      45,981,000
[DEPRECIATION]                              30,097,000
[TOTAL-ASSETS]                              40,234,000
[CURRENT-LIABILITIES]                        4,945,000
[BONDS]                                              0
[COMMON]                                       234,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  26,147,000
[TOTAL-LIABILITY-AND-EQUITY]                40,234,000
[SALES]                                      5,626,000
[TOTAL-REVENUES]                             5,626,000
[CGS]                                        4,316,000
[TOTAL-COSTS]                                5,406,000
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             109,000
[INCOME-PRETAX]                                124,000
[INCOME-TAX]                                     3,000
[INCOME-CONTINUING]                            121,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   121,000
[EPS-PRIMARY]                                      .05
[EPS-DILUTED]                                      .05