Form 10-Q
period 1995-03-31
NUCLEAR METALS INC
filed 1995-05-15
CIK 276331

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
           __X__Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 for the quarterly period ended March  31, 1995
                               or
           _____Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 for the transition period from_____to_____

Commission File No. 0-8836

                            NUCLEAR METALS, INC.
            (Exact name of Registrant as specified in its charter)

        Massachusetts                           04-2506761
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


          2229 Main Street,
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


                                Yes___X___      No_______


As of May 2, 1995 there were issued and outstanding 2,372,164 shares of the Registrant's Common Stock.

                    NUCLEAR METALS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                 for the quarterly period ended March 31, 1995

                                  INDEX


                                                                     Page
Part I.   Financial Information                                       2

Item I.   Financial Statements

          Consolidated Balance Sheets,
          March 31, 1995 and September 30, 1994                       3

          Consolidated Statements of Income:
          Three Months Ended March 31, 1995 and March 31, 1994        4

          Consolidated Statements of Income:
          Six Months Ended March 31, 1995 and March 31, 1994          5


          Consolidated Statements of Cash Flow:
          Six Months Ended March 31, 1995 and March 31, 1994          6

          Notes to Consolidated Financial Statements                  7

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8-12

SIGNATURES                                                            13

                             PART I

Item 1.   FINANCIAL STATEMENTS

PREPARATION OF FINANCIAL STATEMENTS


  The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's most recent Annual Report on Form 10-K.
  The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year.

                         NUCLEAR METALS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                          March  31,     September 30,
                                                             1995            1994
                                                         -------------   -------------
Assets


  Current Assets:
    Cash and cash equivalents                              $ 1,043,000     $ 1,213,000
    Marketable Securities                                      279,000         497,000
    Accounts receivable, net of allowances
     for doubtful accounts of $1,290,000 at
     March 31, 1995 and
     September 30, 1994                                      5,168,000       5,455,000
    Inventories                                             14,990,000      14,486,000
    Deferred income tax benefit                                675,000         675,000
    Other current assets                                       558,000         371,000
                                                           -----------     -----------
      Total current assets                                  22,713,000      22,697,000
                                                           -----------     -----------

  Property, Plant and Equipment                             45,412,000      45,867,000
    Less accumulated depreciation                           29,917,000      29,706,000
                                                           -----------     -----------
    Net property, plant and equipment                       15,495,000      16,161,000
                                                           -----------     -----------

  Other assets                                               1,799,000       1,684,000
                                                           -----------     -----------
                                                           $40,007,000     $40,542,000
                                                           -----------     -----------
                                                           -----------     -----------

Liabilities and Stockholders' Equity

  Current liabilities:
    Current portion of long-term debt                      $ 2,008,000     $ 1,091,000
    Accounts payable and accrued expenses                    4,276,000       4,129,000
                                                           -----------     -----------
    Total current liabilities                                6,284,000       5,220,000
                                                           -----------     -----------

    Deferred federal and state income taxes                    676,000         676,000
                                                           -----------     -----------
    Long term obligations                                    1,404,000       3,768,000
                                                           -----------     -----------
    Other long-term liabilities                              4,626,000       4,626,000
                                                           -----------     -----------

    Stockholders' equity:
      Common stock, par value $.10; authorized-
       6,000,000 shares; 2,367,164 issued and
       outstanding for March 31, 1995 and
       2,307,464 issued and outstanding
       for September 30,1994                                   240,000         230,000
    Additional paid-in capital                              14,101,000      13,752,000
    Retained earnings                                       12,676,000      12,270,000
                                                           -----------     -----------
      Total stockholders' equity                            27,017,000      26,252,000
                                                           -----------     -----------
                                                           $40,007,000     $40,542,000
                                                           -----------     -----------
                                                           -----------     -----------


                               NUCLEAR METALS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                       FOR THE PERIODS ENDED:
                                            (Unaudited)



                                                            Three Months Ended
                                                       -----------------------------
                                                        March  31,      March  31,
                                                           1995            1994
                                                       -------------    ------------

Net sales and contract revenues                           $4,212,000      $4,506,000
                                                          ----------      ----------
Cost and expenses
  Cost of sales                                            3,972,000       3,770,000
  Selling, general and administrative                      1,485,000         420,000
  Research and development                                   110,000         174,000
                                                          ----------      ----------
  Total Cost and expenses                                  5,567,000       4,364,000
                                                          ----------      ----------

Operating income (loss)                                   (1,355,000)        142,000

Other income                                                 223,000          20,000
Interest expense, net                                       (107,000)       (125,000)
                                                          ----------      ----------

Income (loss) before income taxes and
extraordinary item                                        (1,239,000)         37,000

Benefit for income taxes                                     939,000          13,000

Extinguishment of Debt, net of taxes of $10,000              585,000               -
                                                          ----------      ----------

Net income                                                $  285,000      $   24,000
                                                          ----------      ----------
                                                          ----------      ----------

Per Share Information
Income/(loss) before extraordinary item                        (0.13)           0.01

Gain on Extinguishment of Debt,
net of taxes of $10,000                                         0.25               -
                                                          ----------      ----------

Net income per common and common
  equivalent share                                        $     0.12      $     0.01
                                                          ----------      ----------
                                                          ----------      ----------

Weighted average number of common and
 common equivalent shares outstanding                      2,347,731       2,297,097


                                   NUCLEAR METALS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                           FOR THE PERIODS ENDED:
                                                (Unaudited)


                                                              Six  Months Ended
                                                         --------------------------
                                                          March  31,    March  31,
                                                             1995          1994
                                                         ------------  ------------
     Net sales and contract revenues                     $ 9,839,000   $ 8,806,000
                                                         ------------  ------------
     Cost and expenses
       Cost of sales                                       8,288,000     7,872,000
       Selling, general and administrative                 2,437,000     1,502,000
       Research and development                              248,000       408,000
                                                         ------------  ------------
       Total Cost and expenses                            10,973,000     9,782,000
                                                         ------------  ------------

     Operating income (loss)                              (1,134,000)     (976,000)

     Other income                                            235,000        78,000
     Interest expense, net                                  (216,000)     (289,000)
                                                         ------------  ------------

     Income (loss) before income taxes and
     extraordinary item                                   (1,115,000)   (1,187,000)

     Benefit for income taxes                                936,000       403,000

      Extinguishment of Debt, net of taxes of $10,000        585,000             -
                                                         ------------  ------------

     Net income                                          $   406,000   $  (784,000)
                                                         ------------  ------------
                                                         ------------  ------------

     Per Share Information
     Income/(loss) before extraordinary item                   (0.08)        (0.34)

     Gain on Extinguishment of Debt,
     net of taxes of $10,000                                    0.25             -
                                                         ------------  ------------

     Net income per common and common
       equivalent share                                  $      0.17   $     (0.34)
                                                         ------------  ------------
                                                         ------------  ------------

     Weighted average number of common and
       common equivalent shares outstanding                2,328,214     2,295,881


                                 NUCLEAR METALS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                                        FOR THE PERIODS ENDED:
                                             (Unaudited)

                                                                Six  Months Ended
                                                           ---------------------------
                                                            March  31,     March  31,
                                                               1995           1994
                                                           ------------  -------------
Cash flows from operating activities:
    Net income                                             $   406,000   $   (784,000)
    Adjustments to reconcile net income
      to net cash provided (used) by operating
      activities:
     Depreciation and amortization                             778,000      1,480,000
     Changes in assets and liabilities, net
       (Increase) decrease in accounts receivable              287,000     (3,172,000)
       (Increase) decrease in other current assets                   -       (247,000)
       (Increase) decrease in income tax receivable                  -      2,388,000
       (Increase) decrease in deferred income tax benefit            -       (387,000)
       (Increase) decrease in inventories                     (504,000)       177,000
       Increase (decrease) in accounts payable
         and accrued expenses                                  146,000     (1,562,000)
     Gain on sale of building                                 (175,000)
     Changes in prepaid and deferred taxes                    (187,000)             -
     Other                                                    (115,000)             -
                                                           ------------   ------------
       Net cash provided (used) by operating activities        636,000     (2,107,000)
                                                           ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net                                 (422,000)      (237,000)
    (Purchase) Sale of Marketable Securities                   218,000              -
    Proceeds from  sale of Property, Plant & Equipment         487,000
    Other                                                            -         (7,000)
                                                           ------------   ------------
       Net cash provided (used) in investing activities        283,000       (244,000)
                                                           ------------   ------------

Cash flows from financing activities:
    Total payments of debt, gross                             (916,000)    (2,623,000)
    Proceeds from debt                                        (532,000)
    (Purchases) issuances of common stock                      359,000         44,000
    Cash Dividends                                                   -              -
                                                           ------------   ------------
       Net cash provided (used) in financing activities     (1,089,000)    (2,579,000)
                                                           ------------   ------------

Net increase (decrease) in cash and equivalents               (170,000)    (4,930,000)
    Cash and equivalents at beginning of the period          1,213,000      7,864,000
                                                           ------------   ------------
    Cash and equivalents at end of the period              $ 1,043,000    $ 2,934,000
                                                           ------------   ------------
                                                           ------------   ------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest, net of amounts capitalized                  $    16,000    $   310,000
     Income taxes                                          $         -    $     6,000

                                        -6-

NOTES

  1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1994.

  2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at March 31, 1995 and September 30, 1994 consist of:

                            March 31,       September 30,
                              1995              1994
                           -----------      -------------
     Work-in process       $11,343,000      $ 10,021,000
     Raw materials           3,255,000         3,721,000
     Spare parts               755,000           744,000
                           -----------      -------------
                           $14,990,000       $14,486,000
                           -----------      -------------
                           -----------      -------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER FISCAL 1995 COMPARED WITH SECOND QUARTER FISCAL 1994

  Net sales decreased by $294,000 or 7% to $ 4,212,000 in the second quarter of fiscal 1995. Sales in the Fabricated Specialty Metal Products industry segment increased by $1,410,000 or 75%, largely due to increased sales of commercial depleted uranium. Sales in the Metal Powders industry segment decreased by $282,000, or 24%. The decrease in the Metal Powders industry segment was due primarily to lower production volume in each of the product areas, with the largest decrease in the medical powder area. Sales in the Depleted Uranium Penetrator industry segments decreased by $1,422,000 or 98%. The decrease in the Depleted Uranium Penetrator segment was mainly due to lower large caliber production.

  Gross profit in the second quarter decreased by $496,000 or 67% to $240,000. The decrease in gross profit was primarily the result of lower sales volume and an increase of inventory reserves of $575,000 in fiscal 1995. As a percent of sales, gross profit was 6% as compared to 16% for the second quarter of fiscal 1994.

  Selling, general and administrative expenses increased by $1,065,000 or 253% as compared to the second quarter of fiscal 1994. The increase was primarily the result of higher legal and audit costs during second quarter fiscal 1995. As a percentage of sales, selling, general and administrative expenses increased to 35% as compared to 9% for the same period a year earlier.

  As a result of the foregoing, the Company sustained an operating loss of $1,355,000 in the second quarter of fiscal 1995 as compared to operating income of $142,000 in the second quarter of fiscal 1994.

  Other income increased by $203,000 to $223,000, compared to $20,000 for the second quarter of fiscal 1994. This was primarily due to a gain received from the Company's sale of an office building in Acton, Massachusetts.

  Interest expense decreased by $18,000 to $107,000, from $125,000 for the same period a year earlier. This decrease was primarily the result of the Company's lower levels of outstanding debt.

  Income taxes benefited during the second quarter of fiscal 1995 were at an effective rate of 2%. The income taxes benefited during the second quarter of fiscal 1995 also included the benefit of a tax refund of $918,000. Income taxes provided for in the second quarter of fiscal 1994 were at an effective rate of 34%.

SIX MONTHS FISCAL 1995 COMPARED WITH SIX MONTHS FISCAL 1994


  Net sales increased by $1,033,000 or 12% to $9,839,000 in the first six months of fiscal 1995. Sales in the Fabricated Specialty Metal Products industry segment increased by $2,457,000 or 58%, due to increased sales in all product lines, with the largest increase in beryllium products. Sales in the Metal Powders industry segment decreased by $615,000 or 26%. The decrease in the Metal Powders industry segment was due primarily to decreased production volumes in the medical and ti - aerospace areas. Sales in the Depleted Uranium Penetrator segment decreased by $810,000 or 38%, mainly due to lower large caliber sales.

  Gross profit increased by $617,000 or 66% to $1,551,000. As a percent of sales, gross profit was 16% as compared to 11% for the first six months of fiscal 1994.

  Selling, general and administrative expenses increased by $935,000 or 62% as compared to the first six months of fiscal 1994. This increase was the result of higher legal and audit costs. As a percentage of sales, selling, general and administrative expenses increased to 25%, as compared to 17% for the same period a year earlier.

  As a result of the foregoing, the Company sustained an operating loss of $1,134,000 for the six months ended March 31, 1995 compared to an operating loss of $976,000 in the comparable period of fiscal 1994.

  Other income increased by $157,000 to $235,000, compared to $78,000 for the same period in fiscal 1994. This was primarily due to a gain received on the sale of an office building in Acton, Massachusetts.

  Interest expense decreased by $73,000 to $216,000 from $289,000 for the same period a year earlier. This decrease was primarily the result of lower levels of outstanding debt.

  Income taxes during the first six months of fiscal 1995 and 1994 were at an effective rate of 2% and 34% respectively.

SECOND QUARTER  FISCAL 1995 COMPARED WITH FIRST QUARTER FISCAL 1995


  Net sales decreased by $1,414,000, or 25% in the second quarter of fiscal 1995 as compared to the first quarter. Sales in the Fabricated Specialty Metal Products industry segment decreased by $80,000 or 2%, primarily due to decreased sales of commercial depleted uranium. Sales in the Metal Powders industry segment decreased by $27,000, or 3%. Decreased sales in the Metal Powders industry segment were due primarily to decreased production in steel powders. Sales in the Depleted Uranium Penetrator industry segment decreased by $1,307,000 or 98%, mainly due to lower large caliber sales.

  Gross profit decreased by $1,068,000 or 82% to $242,000 for the second quarter of fiscal 1995 compared to $1,310,000 for the first quarter. The decrease in gross profit was primarily the result of lower sales volume and an increase in inventory reserves of $575,000 in the second quarter. As a percent of sales, gross profit was 6%, as compared to 23% for the first quarter of fiscal 1995.


  Selling, general and administrative expenses increased by $533,000 compared to the first quarter of fiscal 1995. The increase was primarily the result of higher legal and audit expenses during the second quarter. As a percentage of sales, selling, general and administrative expenses increased to 35% for the second quarter of fiscal 1995 as compared to 17% for the first quarter of fiscal 1995.

  Income taxes during the second quarter of fiscal 1995 and the first quarter of fiscal 1995 were at an effective rate of 2%.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at the end of the first six months of fiscal
1995 was $16,429,000, a decrease of  $1,048,000.  Cash and
investments at the end of the six month period were $1,322,000, a decrease of $388,000 primarily due to repayment of debt.

  Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the
Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $750,000 during fiscal 1995.

   During the second quarter, the Company restructured its long-term debt. The principal balance of $3,532,000 outstanding with an insurance company was negotiated at a discount and replaced through a loan from a commercial bank. The bank established a credit facility in the principal amount of $4,650,000. The credit consists of a revolving line of credit in the amount of $2,250,000 and a term credit of $2,400,000, which was outstanding at March 31, 1995. The maturity dates for the term credit and the line of credit are November 30, 1996 and February 29, 1996 respectively. Amounts outstanding under the line of credit and the term note bear interest at the bank's prime rate plus .50%. The Company has granted to the bank a security interest in all assets of the Company and Carolina Metals, Inc. to secure repayment of the loans. The loan documents generally: prohibit the Company and its subsidiaries from repurchasing their securities; contain limitations on indebtedness, guarantees, liens, loans, and investments; require the bank's approval of mergers and consolidations; prohibit disposition of assets other than in the normal course of business; contain limits on transactions with affiliated persons; and prohibit the payment of cash dividends. Additionally, the Company is required to maintain certain financial performance and balance sheet ratios and levels. There was no outstanding balance on the line of credit at March 31, 1995.

  During the second quarter of fiscal 1995, the Company received a net operating loss carryback tax refund of $918,000.

                             PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
  a. Exhibits:
      10A  Credit Agreement dated March 31, 1995 between Nuclear Metals, Inc.,
           Carolina Metals, Inc. and State Street Bank and Trust Company.
      10B  Revolving Credit Note dated March 31, 1995 of Nuclear Metals, Inc.
           and Carolina Metals, Inc. payable to State Street Bank and Trust Company in the principal amount of $2,250,000.
      10C Term Note dated March 31, 1995 of Nuclear Metals, Inc. and Carolina Metals, Inc. payable to State Street Bank and Trust Company in the amount of $2,400,000.
  b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended March 31, 1995.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

     By /s/ Robert E. Quinn
        ____________________________________________
        Robert E. Quinn, President and Treasurer
        Chief Executive Officer
   Date ___May 12, 1995_____________________________




     By /s/ James M. Spiezio
        ____________________________________________
        James M. Spiezio, Vice President, Finance
        Chief Financial Officer
   Date ___May 12, 1995_____________________________