Form 10-Q/A
period 1995-03-31
NUCLEAR METALS INC
filed 1995-06-21
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                     -------
                                    FORM 10-Q

(Mark One)
             X  Quarterly Report Pursuant to Section 13 or 15(d) of
            ----       the Securities Exchange Act of 1934
                  for the quarterly period ended March 31, 1995
                                       or
            ____Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                     for the transition period from ___to___

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X         No______
                                                 -----

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

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits:
       10A Credit Agreement dated March 31, 1995 between Nuclear Metals, Inc., Carolina Metals, Inc. and State Street Bank and Trust Company.
       10B Revolving Credit Note dated March 31, 1995 of Nuclear Metals, Inc. and Carolina Metals, Inc. payable to State Street Bank and Trust Company in the principal amount of $2,250,000.
       10C Term Note dated March 31, 1995 of Nuclear Metals, Inc. and Carolina Metals, Inc. payable to State Street Bank and Trust Company in the amount of $2,400,000.
   b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during t

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

     By         /S/  Robert E. Quinn
        ----------------------------------------
        Robert E. Quinn, President and Treasurer
        Chief Executive Officer

  Date              May 12, 1995
        ----------------------------------------

     By         /S/  James M. Spiezio
        ----------------------------------------
        James M. Spiezio, Vice President, Finance
        Chief Financial Officer

  Date              May 12, 1995
        ----------------------------------------