Form 10-Q
period 1995-06-30
NUCLEAR METALS INC
filed 1995-08-14
CIK 276331

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
             __X__Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                   for the quarterly period ended June 30, 1995
                                       or
             _____Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   for the transition period from_____to_____

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
                                                Yes     X      No
                                                      -----        -----

As of August 2, 1995 there were issued and outstanding 2,383,264 shares of the Registrant's Common Stock.

                    NUCLEAR METALS, INC. AND SUBSIDIARES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      INDEX
                                                              PAGE

Part I.   Financial Information                                    2

Item I.   Financial Statements

             Consolidated Balance Sheets,
             June 30, 1995 and September 30, 1994                  3

             Consolidated Statements of Income:
             Three Months Ended June 30, 1995 and June 30, 1994    4

             Consolidated Statements of Income:
             Nine Months Ended June 30, 1995 and June 30, 1994     5

             Consolidated Statements of Cash Flow:
             Nine Months Ended June 30, 1995 and June 30, 1994     6

             Notes to Consolidated Financial Statements            7

Item II   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                8-11


Part II   Other Information

Item 1.   Legal Proceedings                                       12

Item 5.   Other Information                                       12

Item 6.   Exhibits and Reports on Form 8-K                        12

                        PART I - FINANCIAL INFORMATION

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

                  NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                 (UNAUDITED)
                                                   JUNE 30,      SEPTEMBER 30,
                                                    1995              1994
                                                 -----------     -------------
ASSETS

  Current Assets:
     Cash and cash equivalents                    $   867,000      $ 1,213,000
     Marketable Securities                            168,000          497,000
     Accounts receivable, net of allowances
      for doubtful accounts of $483,000 at
      June 30, 1995 and $1,290,000 at
      September 30, 1994                            4,758,000        5,455,000
     Inventories                                   16,661,000       14,486,000
     Deferred income tax benefit                      675,000          675,000
     Other current assets                             438,000          371,000
                                                  -----------      -----------
           Total current assets                    23,567,000       22,697,000
                                                  -----------      -----------

  Property, Plant and Equipment                    45,600,000       45,867,000
     Less accumulated depreciation                 30,296,000       29,706,000
                                                  -----------      -----------
     Net property, plant and equipment             15,304,000       16,161,000
                                                  -----------      -----------
  Other assets                                      1,808,000        1,684,000
                                                  -----------      -----------
                                                  $40,679,000      $40,542,000
                                                  -----------      -----------
                                                  -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt            $ 2,605,000       $ 1,091,000
     Accounts payable and accrued expenses          4,619,000         4,129,000
                                                  -----------       -----------
     Total current liabilities                      7,224,000         5,220,000
                                                  -----------       -----------

  Deferred federal and state income taxes             676,000           676,000
                                                  -----------       -----------
  Long term obligations                             1,057,000         3,768,000
                                                  -----------       -----------
  Other long-term liabilities                       4,626,000         4,626,000
                                                  -----------       -----------

  Stockholders' equity:
     Common stock, par value $.10; authorized-
     6,000,000 shares; 2,373,764 issued and
     outstanding for June 30, 1995 and
     2,307,464 issued and outstanding
     for September 30,1994                            240,000           230,000
  Additional paid-in capital                       14,141,000        13,752,000
  Retained earnings                                12,715,000        12,270,000
                                                  -----------       -----------
      Total stockholders' equity                   27,096,000        26,252,000
                                                  -----------       -----------
                                                  $40,679,000       $40,542,000
                                                  -----------       -----------
                                                  -----------       -----------

                    NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE PERIODS ENDED:
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                 JUNE 30,        JUNE 30,
                                                   1995            1994
                                               ----------       ----------
Net sales and contract revenues                $3,753,000       $5,527,000
                                               ----------       ----------
Cost and expenses
  Cost of sales                                 2,562,000        6,146,000
  Selling, general and administrative           1,052,000        1,466,000
  Research and development                         94,000           98,000
                                               ----------       ----------
  Total Cost and expenses                       3,708,000        7,710,000
                                               ----------       ----------

Operating profit (loss)                            45,000       (2,183,000)

Other income                                        8,000           16,000
Interest expense, net                             (56,000)        (138,000)
                                               ----------       ----------

Loss before income taxes                           (3,000)      (2,305,000)

Benefit for income taxes                           42,000          274,000

Net Income (loss)                               $  39,000      $(2,031,000)
                                               ----------       ----------
                                               ----------       ----------

Per Share Information

Net Income (loss) per common and common
 equivalent share                              $     0.02       $    (0.88)
                                               ----------       ----------
                                               ----------       ----------

Weighted average number of common and
 common equivalent shares outstanding           2,369,364        2,303,031


                   NUCLEAR METALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED:
                                (UNAUDITED)

                                                      NINE MONTHS ENDED
                                               -----------------------------
                                                 JUNE 30,          JUNE 30,
                                                   1995              1994
                                               -----------       -----------

Net sales and contract revenues                $13,592,000       $14,333,000
                                               -----------       -----------
Cost and expenses
  Cost of sales                                 10,850,000        14,018,000
  Selling, general and administrative            3,490,000         2,969,000
  Research and development                         342,000           505,000
                                               -----------       -----------
  Total Cost and expenses                       14,682,000        17,492,000
                                               -----------       -----------

Operating loss                                  (1,090,000)       (3,159,000)

Other income                                       243,000            93,000
Interest expense, net                             (271,000)         (426,000)
                                               -----------       -----------

Loss before income taxes and
extraordinary item                              (1,118,000)       (3,492,000)

Benefit for income taxes                           978,000           677,000

Extinguishment of Debt, net of
taxes of $10,000                                   585,000              --
                                               -----------       -----------

Net Income (loss)                              $   445,000       $(2,815,000)
                                               -----------       -----------
                                               -----------       -----------
Per Share Information
Income/(loss) before extraordinary item              (0.06)            (1.22)

Gain on Extinguishment of Debt,
net of taxes of $10,000                               0.25               --
                                               -----------       -----------

Net Income (loss) per common and common
    equivalent share                                $ 0.19           $ (1.22)
                                               -----------       -----------
                                               -----------       -----------

Weighted average number of common and
   common equivalent shares outstanding          2,358,547         2,298,264


                   NUCLEAR METALS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE PERIODS ENDED:
                                 (UNAUDITED)

                                                                     Nine Months Ended
                                                              --------------------------------
                                                                 June 30,            June 30,
                                                                  1995                1994
                                                              ------------         -----------
Cash flows from operating activities:
  Net income                                                   $  445,000          $(2,815,000)
   Adjustments to reconcile net income
   to net cash provided (used) by operating
   activities:
     Depreciation and amortization                               1,158,000           2,228,000
     Changes in assets and liabilities, net
     (Increase) decrease in accounts receivable                    697,000          (1,886,000)
     (Increase) decrease in income tax receivable                     --             2,394,000
     (Increase) decrease in deferred income tax benefit               --              (674,000)
     (Increase) decrease in inventories                         (2,174,000)            904,000
     (Increase) decrease in other current assets                   (67,000)           (143,000)
     Increase (decrease) in accounts payable and
       accrued expenses                                            489,000          (1,302,000)
   Gain on sale of building                                       (175,000)               --
   Other Assets                                                   (124,000)               --
                                                              ------------         -----------
    Net cash provided (used) by operating activities               249,000          (1,294,000)
                                                              ------------         -----------

Cash flows from investing activities:
  Capital expenditures, net                                       (611,000)           (475,000)
  Sale of Marketable Securities                                    325,000                --
 Proceeds from sale of Property, Plant & Equipment                 487,000                --
 Other                                                                --               (11,000)
                                                              ------------          -----------
    Net cash provided (used) in investing activities               201,000            (486,000)
                                                              ------------         -----------

Cash flows from financing activities:
  Total payments of debt, gross                                 (3,594,000)         (3,374,000)
  Proceeds from bank debt                                        2,400,000                --
  (Purchases) issuances of common stock                            398,000              57,000
                                                              ------------         -----------
     Net cash provided (used) in financing activities             (796,000)         (3,317,000)
                                                              ------------         -----------

Net increase (decrease) in cash and equivalents                   (346,000)         (5,097,000)
 Cash and equivalents at beginning of the period                 1,213,000           7,864,000
                                                              ------------         -----------
 Cash and equivalents at end of the period                    $    867,000         $ 2,767,000
                                                              ------------         -----------
                                                              ------------         -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest, net of amounts capitalized                         $     65,000         $   312,000
 Income taxes                                                 $       --           $     6,000


NOTES

     1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1994.

     2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at June 30, 1995 and September 30, 1994 consist of:

                                      June 30,        September 30,
                                        1995               1994
                                      -------         -------------
     Work-in process                $14,399,000        $10,021,000
     Raw materials                    1,584,000          3,721,000
     Spare parts                        678,000            744,000
                                    -----------        ------------
                                    $16,661,000        $14,486,000
                                    -----------        ------------
                                    -----------        ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1995 COMPARED WITH THIRD QUARTER FISCAL 1994

     Net sales decreased by $1,774,000 or 32.1% to $ 3,753,000 in the third quarter of fiscal 1995. Sales in the Fabricated Specialty Metal Products industry segment increased by $858,000 or 42%, primarily as a result of increased sales of beryllium products and commercial depleted uranium. Sales in the Metal Powders industry segment decreased by $238,000, or 23% due to decreased sales of powders in all product areas. Sales in the Depleted Uranium Penetrator industry segment decreased by $2,394,000 or 99%, due to the absence of large caliber penetrator sales.

     Gross margin in the third quarter was $1,191,000. An improvement of $1,810,000 from the prior year's ($619,000). As a percentage of sales, gross margin was 32% as compared to (11)% for the third quarter of fiscal 1994.
The change in gross margin is primarily attributable to a reduction of inventory reserves of $575,000 during the third quarter of fiscal 1995. As well as third quarter of fiscal 1994 included establishment of a provision of $1,000,000 for the estimated loss on two contracts and a $600,000 reserve for contractual disputes.

     Selling, general and administrative expenses decreased by $414,000 or 28% as compared to the third quarter of fiscal 1994. The decrease is primarily due to reduced spending as a result of reduced sales. As a percentage of sales, these expenses increased to 28% as compared to 27% for the same period a year earlier.

     Other income decreased by $8,000 to $8,000, compared to $16,000 for the third quarter of fiscal 1994. The decrease is primarily from lower levels of cash investments.

     Interest expense decreased by $82,000 to $56,000, from $138,000 for the same period a year earlier as a result of lower outstanding debt.

     Income taxes benefited during the third quarter of fiscal 1994 was at an effective rate of 12%. The income taxes benefitted for the third quarter of fiscal 1995 includes a tax refund of $42,000.

NINE MONTHS FISCAL 1995 COMPARED WITH NINE MONTHS FISCAL 1994

     Net sales decreased by $741,000 or 5.2% to $13,592,000 in the first nine months of fiscal 1994. Sales in the Fabricated Specialty Metal Products industry segment increased by $3,316,000 or 53%, largely due to increased sales of beryllium products. Sales in the Metal Powders industry
segment decreased by $853,000 or 25%.   Sales in the Depleted Uranium
Penetrator segment decreased by $3,204,000 or 70% primarily resulting from lower large caliber penetrator sales.

     Gross margin increased by $2,427,000 or 770% to $2,742,000. As a percentage of sales, gross margin was 20% as compared to 2% for the first nine months of fiscal 1994. Gross margin for the nine months ended June 30, 1994 includes a provision of $1,000,000 for the estimated loss on two contracts that were in production and a $600,000 reserve for contractual disputes.

     Selling, general and administrative expenses increased by $521,000 or 18% as compared to the first nine months of fiscal 1994. This increase was the result of higher legal and audit costs during the second quarter of fiscal 1995. As a percentage of sales, these expenses increased to 26%, as compared to 21% for the same period a year earlier.

     Other income increased by $150,000 to $243,000, compared to $93,000 for the same period in fiscal 1994. This was primarily due to a gain recognized during the second quarter of fiscal 1995 on the sale of an office building in Acton, Massachusetts.

     Interest expense decreased by $155,000 to $271,000, from $426,000 for the same period a year earlier. This decrease was primarily a result of lower levels of outstanding debt.

     Income taxes benefited during the first nine months of fiscal
1994 was at an effective rate of 19%. The income tax benefit for the nine months ended June 30, 1995 includes tax refunds received of $960,000.

THIRD QUARTER FISCAL 1995 COMPARED WITH SECOND QUARTER FISCAL 1995

     Net sales decreased by $459,000, or 11% in the third quarter of fiscal 1995 as compared to the second quarter. Sales in the Fabricated Specialty Metal Products industry segment decreased by $389,000 or 12%, primarily due to decreased sales of government depleted uranium and beryllium products offset by an increase in sales of commercial depleted uranium. Sales in the Metal Powders industry segment decreased by $81,000, or 9% due
primarily to reduced sales in all the metal powders products area.   Sales
in the Depleted Uranium Penetrator industry segment increased by $11,000 or 44%. The sales increase in the Depleted Uranium Penetrator industry segment was mainly due to higher large caliber development sales.

     Gross profit increased by $951,000 or 396% to $1,191,000 for the third quarter of fiscal 1995, compared to $240,000 for the second quarter. As a percentage of sales, gross profit was 32%, as compared to 6% for the second quarter of fiscal 1995.

     Selling, general and administrative expenses decreased by $433,000 compared to the second quarter of fiscal 1995. This decrease was primarily due to higher legal and audit costs during the second quarter which were primarily associated with debt restructuring and a property sale. As a percentage of sales, these expenses decreased to 28% for the third quarter of fiscal 1995 as compared to 35% for the second quarter of fiscal 1995.

      Income taxes provided for or benefited during the third quarter of fiscal 1995 and the second quarter of fiscal 1995 were at an effective rate of 2%. The income taxes benefited during the second and third quarter of fiscal 1995 included the benefit of a tax refund of $918,000 and $42,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at the end of the first nine months of fiscal 1995 was
$16,343,000, a decrease of  $1,134,000.   Cash and investments at the end
of this nine month period were $1,035,000, a decrease of $675,000 from September 30, 1994. This is primarily due to the repayment of debt and losses incurred.

     Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $700,000 during fiscal 1995, which will be funded through existing cash balances.

     There has been a change regarding the status of the Company's credit agreement. The revolving line of credit increased to $3,250,000 from the original amount of $2,250,000. The Company was also granted a $1,000,000 override on its line of credit to accommodate the Company's cash needs due to the temporary delay in program funding on a large production contract.
As of June 30, 1995 the Company had outstanding $600,000 of the line of credit.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company has settled litigation with its customer in the case styled OLIN CORPORATION/ORDNANCE DIVISION V. NUCLEAR METALS, INC., No. 94-1517-CIV-T-21C, in the United States District Court for the Middle District of Florida in Tampa. Under the terms of the settlement agreement between the parties, NMI's customer released its claim for a refund which it had paid NMI for the manufacture of depleted uranium penetrators in 1993. NMI has, in turn, released its customer of NMI's counterclaims in the litigation. NMI and its customer have also agreed to certain terms affecting their future business.

ITEM 5.  OTHER INFORMATION.

     The Company was awarded a contract from Olin Ordnance Corporation for approximately $14.5 million for production of M829A2 penetrators. This contract will be performed over the next four years. A letter agreement dated May 22, 1995 between the Company and Olin Ordinance Corporation setting forth the terms of the contract is set forth in Exhibit 10.2 to this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   a. Exhibits:
       10-1 Settlement Agreement dated June 29, 1995 between the Company and Olin Corporation Division
       10-2 Letter Agreement dated May 22, 1995 between the Company and Olin Ordinance Corporation (Confidential Treatment Requested as to certain portions)

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

      By   /s/ Robert E. Quinn
           ----------------------------
           Robert E. Quinn, President and Treasurer
           Chief Executive Officer
    Date   August 14, 1995



      By   /s/ James M. Spiezio
           ----------------------------
           James M. Spiezio, Vice President, Finance & Controller
           Chief Financial Officer
    Date   August 14, 1995



      By   /s/ Rebecca L. Perry
           ----------------------------
           Rebecca L. Perry,  Assistant Controller
           Chief Accounting Officer
    Date   August 14, 1995