Form 10-Q/A
period 1995-06-30
NUCLEAR METALS INC
filed 1995-11-16
CIK 276331

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q/A

(Mark One)
      X    Quarterly Report Pursuant to Section 13 or 15(d) of
    -----  the Securities Exchange Act of 1934
           for the quarterly period ended June 30, 1995

                               or

           Transition Report Pursuant to Section 13 or 15(d) of
   ------  the Securities Exchange Act of 1934
           for the transition period from     to
                                          ----   ----


Commission File No. 0-8836
                    ------


                                NUCLEAR METALS, INC.
                                --------------------
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
                                  SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                  -------    -------

As of August 2, 1995 there were issued and outstanding 2,383,264 shares of the Registrant's Common Stock.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      INDEX
                                                                         Page
Part I.     Financial Information                                          2

Item I.     Financial Statements
            Consolidated Balance Sheets,
            June 30, 1995 and September 30, 1994                           3

            Consolidated Statements of Income:
            Three Months Ended June 30, 1995 and June 30, 1994             4

            Consolidated Statements of Income:
            Nine Months Ended June 30, 1995 and June 30, 1994              5

            Consolidated Statements of Cash Flow:
            Nine Months Ended June 30, 1995 and June 30, 1994              6

            Notes to Consolidated Financial Statements                     7

Item II     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-11


Part II     Other Information                                              12

Item 1.     Legal Proceedings                                              12

Item 5.     Other Information                                              12

Item 6.     Exhibits and Reports on Form 8-K                               12

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

                                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS



                                                            (UNAUDITED)
                                                             JUNE 30,      SEPTEMBER 30,
                                                               1995            1994
                                                         --------------- ---------------
    ASSETS

     Current Assets:
       Cash and cash equivalents                          $     867,000   $   1,213,000
       Marketable Securities                                    168,000         497,000
       Accounts receivable, net of allowances
         for doubtful accounts of $483,000 at
         June 30, 1995 and $1,290,000 at
         September 30, 1994                                   4,758,000       5,455,000
       Inventories                                           16,661,000      14,486,000
       Deferred income tax benefit                              675,000         675,000
       Other current assets                                     438,000         371,000
                                                         ---------------  --------------
           Total current assets                              23,567,000      22,697,000
                                                         ---------------  --------------

     Property, Plant and Equipment                           45,600,000      45,867,000
       Less accumulated depreciation                         30,296,000      29,706,000
                                                         ---------------  --------------
       Net property, plant and equipment                     15,304,000      16,161,000
                                                         ---------------  --------------

     Other assets                                             1,808,000       1,684,000
                                                         ---------------  --------------
                                                          $  40,679,000   $  40,542,000
                                                         ---------------  --------------
                                                         ---------------  --------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt                  $   2,605,000   $   1,091,000
       Accounts payable and accrued expenses                  4,619,000       4,129,000
                                                         ---------------  --------------
       Total current liabilities                              7,224,000       5,220,000
                                                         ---------------  --------------

     Deferred federal and state income taxes                    676,000         676,000
                                                         ---------------  --------------
     Long term obligations                                    1,057,000       3,768,000
                                                         ---------------  --------------
     Other long-term liabilities                              4,626,000       4,626,000
                                                         ---------------  --------------

     Stockholders' equity:
       Common stock, par value $.10; authorized-
       6,000,000 shares; 2,373,764 issued and
       outstanding for June 30, 1995 and
       2,307,464 issued and outstanding
       for September 30,1994                                    240,000         230,000
     Additional paid-in capital                              14,141,000      13,752,000
     Retained earnings                                       12,715,000      12,270,000
                                                         ---------------  --------------
       Total stockholders' equity                            27,096,000      26,252,000
                                                         ---------------  --------------
                                                          $  40,679,000   $  40,542,000
                                                         ---------------  --------------
                                                         ---------------  --------------

                                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                             FOR THE PERIODS ENDED:
                                                   (UNAUDITED)




                                                                THREE MONTHS ENDED
                                                         -------------------------------
                                                             JUNE 30,        JUNE 30,
                                                               1995            1994
                                                         ---------------  --------------
     Net sales and contract revenues                      $   3,753,000   $   5,527,000
                                                          --------------  --------------

     Cost and expenses
       Cost of sales                                          2,562,000       6,146,000
       Selling, general and administrative                    1,052,000       1,466,000
       Research and development                                  94,000          98,000
                                                          --------------  --------------
       Total Cost and expenses                                3,708,000       7,710,000
                                                          --------------  --------------

     Operating profit(loss)                                      45,000      (2,183,000)

     Other income                                                 8,000          16,000
     Interest expense, net                                      (56,000)       (138,000)
                                                          --------------  --------------
     Loss before income taxes                                    (3,000)     (2,305,000)

     Benefit for income taxes                                    42,000         274,000
                                                          --------------  --------------

     Net Income(loss)                                     $      39,000   $  (2,031,000)
                                                          --------------  --------------
                                                          --------------  --------------

     Per Share Information
     ---------------------
     Net Income (loss) per common and common
       equivalent share                                   $         0.02  $       (0.88)
                                                          --------------  --------------
                                                          --------------  --------------
     Weighted average number of common and
       common equivalent shares outstanding                   2,369,364       2,303,031

                                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                               FOR THE PERIODS ENDED:
                                                  (UNAUDITED)



                                                                NINE  MONTHS ENDED
                                                          ------------------------------
                                                             JUNE 30,        JUNE 30,
                                                               1995            1994
                                                          --------------  --------------
     Net sales and contract revenues                      $  13,592,000   $  14,333,000
                                                          --------------  --------------
     Cost and expenses
       Cost of sales                                         10,850,000      14,018,000
       Selling, general and administrative                    3,490,000       2,969,000
       Research and development                                 342,000         505,000
                                                          --------------  --------------
       Total Cost and expenses                               14,682,000      17,492,000
                                                          --------------  --------------

     Operating loss                                          (1,090,000)     (3,159,000)

     Other income                                               243,000          93,000
     Interest expense, net                                     (271,000)       (426,000)
                                                          --------------  --------------

     Loss before income taxes and
     extraordinary item                                      (1,118,000)     (3,492,000)

     Benefit for income taxes                                   978,000         677,000

     Extinguishment of Debt, net of taxes of $10,000            585,000              --
                                                          --------------  --------------
     Net Income(loss)                                     $     445,000   $  (2,815,000)
                                                          --------------  --------------
                                                          --------------  --------------

     Per Share Information
     ---------------------
     Income/(loss) before extraordinary item                      (0.06)          (1.22)

     Gain on Extinguishment of Debt,
     net of taxes of $10,000                                       0.25              --
                                                          --------------  --------------

     Net Income (loss) per common and common
       equivalent share                                   $         0.19  $       (1.22)
                                                          --------------  --------------
                                                          --------------  --------------

     Weighted average number of common and
       common equivalent shares outstanding                    2,358,547       2,298,264

                                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                                FOR THE PERIODS ENDED:
                                                     (UNAUDITED)


                                                                NINE  MONTHS ENDED
                                                          ------------------------------
                                                             JUNE 30,        JUNE 30,
                                                               1995            1994
                                                          --------------  --------------
Cash flows from operating activities:
    Net income                                            $     445,000   $ (2,815,000)
    Adjustments to reconcile net income
     to net cash provided (used) by operating
     activities:
      Depreciation and amortization                           1,158,000      2,228,000
      Changes in assets and liabilities, net
       (Increase) decrease in accounts receivable               697,000     (1,886,000)
       (Increase) decrease in income tax receivable                  --      2,394,000
       (Increase) decrease in deferred income tax benefit            --       (674,000)
       (Increase) decrease in inventories                    (2,174,000)       904,000
       (Increase) decrease in other current assets              (67,000)      (143,000)
       Increase (decrease) in accounts payable and
        accrued expenses                                        489,000     (1,302,000)
      Gain on sale of building                                 (175,000)            --
      Other Assets                                             (124,000)            --
                                                          --------------  --------------
       Net cash provided (used) by operating activities         249,000     (1,294,000)
                                                          --------------  --------------

Cash flows from investing activities:
    Capital expenditures, net                                  (611,000)      (475,000)
    (Purchase) Sale of Marketable Securities                    325,000             --
    Proceeds from sale of Property, Plant & Equipment           487,000             --
    Other                                                            --        (11,000)
                                                          --------------  --------------
     Net cash provided (used) in investing activities           201,000       (486,000)
                                                          --------------  --------------

Cash flows from financing activities:
    Total payments of debt, gross                            (3,594,000)    (3,374,000)
    Proceeds from bank debt                                   2,400,000             --
    (Purchases) issuances of common stock                       398,000         57,000
                                                          --------------  --------------
     Net cash provided (used) in financing activities          (796,000)    (3,317,000)
                                                          --------------  --------------

Net increase (decrease) in cash and equivalents                (346,000)    (5,097,000)
    Cash and equivalents at beginning of the period           1,213,000      7,864,000
                                                          --------------  --------------
    Cash and equivalents at end of the period             $     867,000   $  2,767,000
                                                          --------------  --------------
                                                          --------------  --------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest, net of amounts capitalized                 $      65,000   $     312,000
     Income taxes                                         $          --   $       6,000

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

     2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at June 30, 1995 and September 30, 1994 consist of:

                                         JUNE 30,     SEPTEMBER 30,
                                           1995           1994
                                      ------------    ------------
          Work-in process             $ 14,399,000    $ 10,021,000
          Raw materials                  1,584,000       3,721,000
          Spare parts                      678,000         744,000
                                      ------------    ------------
                                      $ 16,661,000    $ 14,486,000
                                      ------------    ------------
                                      ------------    ------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1995 COMPARED WITH THIRD QUARTER FISCAL 1994

          Net sales decreased by $1,774,000 or 32.1% to $3,753,000 in the third quarter of fiscal 1995. Sales in the Fabricated Specialty Metal Products industry segment increased by $858,000 or 42%, primarily as a result of increased sales of beryllium products and commercial depleted uranium. Sales in the Metal Powders industry segment decreased by $238,000, or 23% due to decreased sales of powders in all product areas. Sales in the Depleted Uranium Penetrator industry segment decreased by $2,394,000 or 99%, due to the absence of large caliber penetrator sales.
          Gross margin in the third quarter was $1,191,000. An improvement of $1,810,000 from the prior year's ($619,000). As a percentage of sales, gross margin was 32% as compared to (11)% for the third quarter of fiscal 1994. The change in gross margin is primarily attributable to a reduction of inventory reserves of $575,000 during the third quarter of fiscal 1995. As well as the third quarter of fiscal 1994 included establishment of a provision of $1,000,000 for the estimated loss on two contracts and a $600,000 reserve for contractual.
          Selling, general and administrative expenses decreased by $414,000 or 28% as compared to the third quarter of fiscal 1994. The decrease is primarily due to reduced spending as a result of reduced sales. As a percentage of sales, these expenses increased to 28% as compared to 27% for the same period a year earlier.
          Other income decreased by $8,000 to $8,000, compared to $16,000 for the third quarter of fiscal 1994. The decrease is primarily from lower levels of cash investments.
          Interest expense decreased by $82,000 to $56,000, from $138,000 for the same period a year earlier as a result of lower outstanding debt.
          Income taxes benefited during the third quarters of fiscal 1994 was at an effective rate of 12%. The income tax benefited for the third quarter of fiscal 1995 includes a tax refund of $42,000.

NINE MONTHS FISCAL 1995 COMPARED WITH NINE MONTHS FISCAL 1994

          Net sales decreased by $741,000 or 5.2% to $13,592,000 in the first nine months of fiscal 1994. Sales in the Fabricated Specialty Metal Products industry segment increased by $3,316,000 or 53%, largely due to increased sales of beryllium products. Sales in the Metal Powders industry segment decreased by $853,000 or 25%. Sales in the Depleted Uranium Penetrator segment decreased by $3,204,000 or 70% primarily resulting from lower large caliber penetrator sales.
          Gross margin increased by $2,427,000 or 770% to $2,742,000. As a percentage of sales, gross margin was 20% as compared to 2% for the first nine months of fiscal 1994. Gross margin for the nine months ended June 30, 1994 includes a provision of $1,000,000 for the estimated loss on two contracts that were in production and a $600,000 reserve for contractual disputes.
          Selling, general and administrative expenses increased by $521,000 or 18% as compared to the first nine months of fiscal 1994. This increase was the result of higher legal and audit costs during the second quarter of fiscal 1995. As a percentage of sales, these expenses increased to 26%, as compared to 21% for the same period a year earlier.
          Other income increased by $150,000 to $243,000, compared to $93,000 for the same period in fiscal 1994. This was primarily due to a gain recognized during the second quarter of fiscal 1995 on the sale of an office building in Acton, Massachusetts.
          Interest expense decreased by $155,000 to $271,000, from $426,000 for the same period a year earlier. This decrease was primarily a result of lower levels of outstanding debt.
          Income taxes benefited during the first nine months of fiscal 1994 were at an effective rate of 19%. The income tax benefit for the nine months ended June 30, 1995 includes tax refunds received of $960,000.

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

          Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $700,000 during fiscal 1995, which will be funded through existing cash balances.
          The maximum availability under the Company's bank revolving line of credit has been increased to $3,250,000 from the original amount of $2,250,000. The increased maximum availability includes up to $2,250,000 in standby letters of credit (currently fully utilized). The working capital revolving loan availability under the line of credit is reduced by the amount of outstanding letters of credit and is subject to the availability of sufficient loan collateral as determined in accordance with the borrowing base formula set forth in the bank credit agreement. Until December 31, 1995, the bank will also allow the Company to borrow up to $1,000,000 more than the value of eligible loan collateral determined under the borrowing base formula. These changes were made to accommodate the Company's cash needs due to the temporary delay in program funding on a large production contract. As of June 30, 1995, the Company had outstanding $600,000 on the line of credit.

          Included in the $2,250,000 in standby letters of credit outstanding is a letter of credit in favor of Olin Corporation ("Olin") to secure the Company's performance under a requirements contract with Olin for the production of penetrators. The Company has no reason to believe that it will be unable to perform under this contract or any other contract for which a letter of credit secures the Company's performance. Accordingly, the Company believes that the letters of credit outstanding on its account will not be drawn on and, accordingly, will not affect the Company's long-term liquidity, although the Company's working capital loan availability is reduced by such letters of credit and so the Company's liquidity would be increased to the extent its contingent liability for such letters of credit were reduced or eliminated.

           A significant portion of the Company's business is dependent on the award of contracts or subcontracts for the supply of products and materials to governmental departments and agencies. Payment to the Company of all or a portion of the amounts called for under such contracts or subcontracts, is often subject to legislative funding appropriations, governmental agency purchasing requirements and other conditions and factors beyond the Company's control. Accordingly, the Company's performance under such contracts may be delayed or may not commence at all, in which case the payments thereunder may be recognized later than anticipated at the time of the contract award or not at all in cases in which the Company is not called upon to perform. As a result, the timing and amount of revenues under such government contracts is uncertain and subject to change, which may result in volatile fluctuations in the Company's operating results and cash flows from quarter to quarter.

           Subject to the foregoing, the Company believes that the combination of cash flow from operations and anticipated borrowings under the Company's line of credit will be sufficient for the Company's short-term operating requirements. If, however, the Company's revenues, in combination with bank borrowings, are insufficient to fund its obligations, the Company might need additional financing in an amount which could be substantial. There can be no assurance that the Company would be able to obtain such additional financing on favorable terms, if at all.

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


ITEM 5.   OTHER INFORMATION.
          The Company was awarded a contract from Olin Ordinance Corporation for approximately $14.5 million for production of penetrators. Under the terms of the contract, the Company will produce a certain number of penetrators each year over a period of four years at firm prices. In connection with the contract, the Company has also obtained a letter of credit to secure the Company's performance under the contract, which is reflected as a contingent borrowing under the Company's revolving line of credit. The federal government has appropriated the necessary amounts to fund the payments to be made to the Company for the first year of the contract. For a more detailed discussion of the risks inherent in contracting or subcontracting with governmental agencies, see "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits:
               10-1 Settlement Agreement (Confidential Treatment requested as to certain portions)
               10-2 Olin Letter of Subcontract (Confidential Treatment requested as to certain portions)

          b.  Reports on Form 8-K:
              No reports were filed on Form 8-K in the quarter ended June 30, 1995.
                                      -12-

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

          By   /s/Robert E. Quinn
               -------------------------------------------------------
               Robert E. Quinn, President and Treasurer
               Chief Executive Officer

          Date                November 16, 1995
               -------------------------------------------------------


          By   /s/James M. Spiezio
               -------------------------------------------------------
               James M. Spiezio, Vice President, Finance & Controller Chief Financial Officer

          Date                November 16, 1995
               -------------------------------------------------------


          By   /s/Rebecca L. Perry
               -------------------------------------------------------
               Rebecca L. Perry,  Assistant Controller
               Chief Accounting Officer

          Date                November 16, 1995
               -------------------------------------------------------