Form 10-K
period 1995-09-30
NUCLEAR METALS INC
filed 1996-01-16
CIK 276331

----------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  ---------
                                  FORM 10-K
(Mark One)
           __X__Annual Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934 (Fee Required)
               for the fiscal year ended September 30, 1995
                                    or
         _____Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934 (No Fee Required)
                for the transition period from_____to_____

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            6,000,000 SHARES OF COMMON STOCK ($.10 PAR VALUE)
                             (TITLE OF CLASS)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __X__          No _____

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. _____

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $7,582,267 as of December 15, 1995.

As of December 15, 1995, there were issued and outstanding 2,387,964 shares of the Registrant's Common Stock, $.10 par value.
----------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995 (Items 5,6,7,8 and 14)

                      NUCLEAR METALS, INC.
                Securities and Exchange Commission

  ITEM NUMBERS AND DESCRIPTION                                          PAGE
  ----------------------------                                          ----

                                   PART I

ITEM 1.  Business                                                         2

ITEM 2.  Properties                                                      18

ITEM 3.  Legal Proceedings                                               19

ITEM 4.  Submission of Matters to a Vote of Security Holders             20


                                  PART II

ITEM 5.  Market for the Registrant's Common Equity                       21
          and Related Stockholder Matters

ITEM 6.  Selected Financial Data                                         22

ITEM 7.  Management's Discussion and Analysis of Financial               22
          Condition and Results of Operations

ITEM 8.  Financial Statements and Supplementary Data                     22

ITEM 9.  Changes in and Disagreements with Accountants                   22
          on Accounting and Financial Disclosure

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant              23

ITEM 11. Executive Compensation                                          25

ITEM 12. Security Ownership of Certain Beneficial Owners                 31
          and Management

ITEM 13. Certain Relationships and Related Transactions                  33

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports              34
          on Form 8-K

SIGNATURES                                                               38

INDEX TO AUDITORS REPORT AND FINANCIAL STATEMENT SCHEDULES               40

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the $11.00 average of the bid and asked prices of the Common Stock as reported by NASDAQ for trading on December 15, 1995. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                   PART I


ITEM 1. BUSINESS

GENERAL

      The Company is engaged in manufacturing a wide variety of specialty metal products using sophisticated metallurgical technology and metalworking processes. The Company operates in three industry segments: (1) uranium services and recycling of low-level contaminated steel; (2) fabrication of a large assortment of specialty metal products using foundry, extrusion, and machining capabilities; including the manufacture of high-purity, spherically shaped metal powders; and (3) manufacture of depleted uranium penetrators.

      The Company participates in the uranium services and recycling industry segment through its wholly-owned subsidiary, Carolina Metals, Inc. (CMI) located in Barnwell, South Carolina. The uranium services and recycling segment of the Company's market segments include: (1) the manufacture of uranium tetrafluoride (UF(4)) and depleted uranium metal through chemical conversion processes; and (2) the recycling of various metals from decommissioned nuclear sites. (SEE INDUSTRY SEGMENT INFORMATION).

      In 1995, the Company redefined its business to combine the former Metal Powders and Fabricated Specialty Metal Products into Specialty Products. In 1995 the Company also added the new and growing business segment Uranium Services and Recycling. The manufacture of depleted uranium products (non-penetrator) and the recycle of low-level radioactive metal, which were previously included in other business segments, have been classified as part of this segment. Uranium Services and Recycle also includes additional new business described further in the segment descriptions.

      As of September 30, 1995 the Company had 200 employees.

INDUSTRY SEGMENT FINANCIAL INFORMATION

      The following table sets forth certain information regarding the revenue, operating profit and identifiable assets attributable to the three industry segments in which the Company operates. The change in industry segments from prior years have been restated.

                                                YEAR ENDED
                                    ------------------------------------
                                                        RECLASSIFIED
                                                     -------------------
                                    SEPT. 30,    SEPT. 30,     SEPT. 30,
                                       1995        1994          1993
                                     -------      -------       -------
                                              (IN THOUSANDS)

Net Sales and Contract Revenues:
  Uranium Services & Recycle         $ 4,969      $ 4,752       $    --
  Specialty Products                  12,102        7,284        10,258
  Depleted Uranium Penetrators         1,713        6,968         6,761

Operating Profit(Loss):
  Uranium Services & Recycle         $  (996)     $(5,409)      $    --
  Specialty Products                    (341)        (162)       (2,816)
  Depleted Uranium Penetrators          (237)      (5,033)       (7,330)

Identifiable Assets:
  Uranium Services & Recycle         $16,609      $16,772       $18,090
  Specialty Products                   5,140        5,646         7,297
  Depleted Uranium Penetrators        12,158        9,862        11,697



See Note 14 of Notes to Consolidated Financial Statements.

------------------------------------------------

      The Company does not have any foreign operations. The Company does have export sales to EECU which accounted for 33% of net sales for the fiscal year ended September 30, 1995. In the prior two fiscal years, 1994 and 1993, the export sales to Common Market countries were 37% and less than 10%, respectively.

      The following is a general description of the Company's three business segments. The business segments have been restated to properly reflect the Company's changing product mix. For additional information concerning developments in these business segments during fiscal 1995, reference is made to pages 4 through 11 of the Company's

1995 Annual Report, which is incorporated herein by reference and is included as Exhibit 13.

URANIUM SERVICES & RECYCLE

      The Company's Uranium Services and Recycle segment includes the manufacture of depleted uranium and of uranium tetrafluoride, the recycle of various low-level radioactive metals, and the supply of depleted uranium alloy material for use in United States Enrichment Company's (USEC) Atomic Vapor Laser Isotope Separation (AVLIS) program.

      The Company currently is manufacturing depleted uranium from Uranium Tetraflouride (UF(4)). A large-scale production contract from a foreign customer for depleted uranium metal, produced at the CMI facility, will be completed in 1996.

      The Company has successfully completed a program with Westinghouse Savannah River Company to demonstrate the beneficial reuse of contaminated stainless steel from the Department of Energy (DOE). The program demonstrated the technical feasibility and economic soundness of recycling radioactively contaminated steel into storage drums and boxes for containment of various radioactive wastes at DOE sites. This pilot program is significant due to the large number of facilities within the DOE that were engaged in production of nuclear materials for our national defense that have substantial quantities of contaminated stainless steel that would benefit from the beneficial reuse program.

       These DOE facilities contain millions of tons of carbon steel and stainless steel in the form of structural components and various types of processing equipment. During production of nuclear materials, the carbon and stainless steels became radioactively contaminated. In order to manage decommissioning activities in a cost-effective and environmentally sound manner, the DOE's Savannah River Site has initiated a program to demonstrate the recycling of low-level radioactively contaminated stainless steel scrap. Through beneficial reuse of contaminated steel scrap, the DOE will be able to reduce the volume of low-level radioactive waste in a cost effective manner. In addition to the DOE facilities, it is estimated that an additional several million tons of low-level contaminated steel will be generated as a result of decommissioning the more than 100 currently operating commercial nuclear power plants over the next 30 years. Services currently are being offered to remelt slightly contaminated steel at the Company's CMI location.

      The Company supplies Depleted Uranium (DU) alloy material to the USEC for use as AVLIS feed material. AVLIS is expected to replace the current Gaseous Diffusion process for separating the fissionable isotope, U(235), from natural uranium within the next ten years. The Company also supplies conversion services to the USEC for converting Depleted Uranium Hexaflouride (UF(6)) to Uranium Tetraflouride (UF(4)). This work is performed at the Company's CMI facility. The Company believes that USEC has a need for conversion of approximately 15-20 million pounds annually.

      Radioactively contaminated steel remelt services are offered at only two other facilities in the United States. The Company continues to be the primary supplier of AVLIS feed material, however, other companies are attempting to compete for future business. The Company's South Carolina facility is the Country's only active facility for converting UF(6) to UF(4).

SPECIALTY METAL PRODUCTS

      The Company has several specialty metal products, including: beryllium products; specialty, medical, and aerospace powders; and a variety of advanced metal products and services for aerospace, energy, and commercial applications.

      The Company has completed major development activities to fully utilize its patented Beralcast-Registered Trademark- investment cast beryllium aluminum alloy for production applications. Beralcast-Registered Trademark-, a registered trademark, is a new engineering material used in electronic and secondary structural applications for advanced missiles, helicopters, and a variety of other aerospace and avionics applications. Cost and weight pressures on today's design engineers demand a transition to lightweight, strong, and high stiffness materials such as NMI's patented Beralcast-Registered Trademark-. The alloy offers 3 1/2 times the stiffness of aluminum with 22% less weight and is investment castable to net and near net shape. Lockheed Martin Corporation continues to view NMI's Beralcast-Registered Trademark- hardware for the Electro Optic Sensor System
(EOSS) as the highest priority for provision of Comanche program funding.

      High performance applications for Beralcast-Registered Trademark- where cost premiums are permissible might include: Comanche (Advanced Attack Helicopter), F-22 (Advanced Tactical Fighter), PAC-3 (the updated Patriot missile), the French Rafael (Advanced Fighter Aircraft), and many others. Design engineers at these and other aerospace, computer, and electronic firms, are designing this new engineering material into their systems. Commercial uses for Beralcast -Registered Trademark- will be introduced as production costs, which include the current high cost of beryllium input metal, are reduced. The Company also continues to produce seamless beryllium tubes for satellite applications. Introduction of extruded Beralcast-Registered Trademark- tubing for satellites is a unique opportunity to supplant expensive graphite composites. The Company's extrusion technology has been successfully demonstrated in the recent manufacture of tubing struts for the Comanche EOSS.

      Highly reliable Bi-metallic tubes, manufactured by a proprietary NMI process, are used by aerospace and nuclear companies to join dissimilar metals. Extruded tubes, bars, castings, and shapes of a variety of metals and alloys are used as finished products or for further processing in a variety of industrial applications.

      The Company uses its large capacity for fabrication of depleted uranium components to produce shielding for cancer therapy units, Industrial Radiography, and Commercial/Government Nuclear applications. The Company also recycles DU armor scrap for remelt into rolling slabs for the Amy's M1A2 Main Battle Tank Program.

      The Company manufactures metal powders by proprietary processes called the Rotating Electrode Process-TM- (REP) and the Plasma Rotating Electrode Process-TM- (PREP), which produce spherical metal particles within a relatively controllable size range.

      Management believes that the spherical metal particles produced by this manufacturing process offer significant advantages for certain product applications compared with metal powders produced by other processes. In particular, the process produces inherently "cleaner" powders, more uniformly spherical particles and a higher percentage of particles within the desired size range from a given amount of raw material.

      The Company holds three U.S. patents relating to developments in REP production equipment, which provide patent rights through the year 2001. These patents also are filed and effective in the principal industrialized European countries, Canada, Israel and Japan. Management believes that, although the original patent on the REP machine expired in July 1980, the development patents continue to benefit the Company's competitive position in the Metal Powders market. It is also the opinion of management that the technical expertise which has evolved from the development and manufacture of metal powders is of equal importance in maintaining the Company's competitive position.

      The metal powders produced by the Company include steel, titanium alloy and several nickel and cobalt-base alloys generally known in the industry as specialty powders.

      Management believes that the markets for titanium alloy and specialty powders represent significant business opportunities for the Company's powder making capability, especially under the Government's Technology Reinvestment Program. This program is designed to assist defense contractors with transitioning their products for commercial use by funding fifty percent (50%) of the cost of transition.

      The principal markets for the Company's metal powders are medical applications (titanium and cobalt-based alloy powders), which use the powder as a porous coating on medical prostheses, and original equipment manufacturers (steel, titanium alloy and specialty powders), which fabricate metal parts from the powder through various processes. In addition, the Company continues to produce steel powders for the photocopy industry, and as a carrier for toner in copy machines and high-performance laser printers.

      Key competitive factors in the metal powders market are price and the ability to meet exact dimensional, metallurgical and other specifications. The steel powder marketed by the Company for photocopy applications competes with powders produced by larger manufacturers. The Company believes that the quality of its powder in the photocopy processes in which it is used helps to offset any price advantage that may exist for powders from other producers.

      The principal raw material for the Company's steel powder is cold-rolled steel bars, which are readily available. Other metal powders are manufactured to customer specifications, and the metals for these powders are generally available for purchase in job lots from specialty metal suppliers.

DEPLETED URANIUM PENETRATORS

      The Company believes it is a technological leader in the manufacture of depleted uranium (DU) penetrators. DU is a dense, heavy metal that is 68% heavier than lead for a given volume. Because of its density and workability DU is an effective low-cost material for anti-armor ammunition and is used in numerous United States Government and foreign government weapons systems. DU is a low-level radioactive material that is a by-product of the production of enriched uranium for nuclear fuel and weapons.

       The Company is one of two domestic manufacturers. Competition to supply penetrators is price sensitive. The principal DU products manufactured by the Company, referred to as penetrators, have application in various military gun systems. The Company generally sells penetrators directly to prime ammunition contractors. The U.S. Government has funded and owns a portion of the manufacturing machinery and equipment used by the Company for producing penetrators.

      In fiscal 1995, the Company was awarded an M829A2 penetrator production contract with options extending production to the year 1999. This contract is subject to appropriations by the Government. Management strongly believes the Government will exercise all options on the contract. The Company will continue to pursue both domestic and foreign military depleted uranium penetrator production requirements.

      The Company believes that foreign military sales of the U.S. ABRAMS tank could result in additional foreign military requirements for DU penetrators in future fiscal years. Additionally, the Company expects continuing orders for DU products from a foreign customer to support its foreign based manufacture of tank ammunition containing DU penetrators.

SIGNIFICANT CUSTOMERS

      Cogema, of France, is a significant customer of the Company's Uranium Services & Recycle segment. In fiscal 1995, sales to Cogema accounted for 19% of net sales. The Company currently is under contract to provide Cogema with depleted uranium through December, 1996. The loss of Cogema as a customer would have a material adverse effect of the Company's Uranium Services & Recycle segment.

      Lockheed Martin Corporation (LMC) is a significant customer of the Company's Specialty Products segment. In fiscal 1995, sales to LMC accounted for 18% of sales. The Company is currently under several contracts with LMC to provide Beralcast-Registered Trademark- hardware for the Comanche Helicopter Program. The loss of LMC as a customer would have a material adverse effect on the Company.

      Olin Corporation is a significant customer of the Company's Depleted Uranium Penetrator segment. In fiscal 1995, sales to Olin accounted for 8% of net sales. The Company currently is under contract to provide Olin with 120MM penetrators for the U.S. Army's ABRAMS Tank program with options extending another four years. If Olin were lost as a customer, this would have a material adverse effect on the Company.

      Lockheed Idaho Technology Company (LITCO) is another significant customer of the Company's Specialty Metals Products segment. In fiscal 1995, sales to LITCO accounted for 9% of net sales (See Note 2 of Notes to Consolidated Financial Statements). The Company currently is under contract with Lockheed Idaho Technology Company to produce, from furnished DU recycle metal, DU castings for the U.S. Army's heavy armor tank program. This contract continues to have options for several additional years. The loss of LITCO as a customer would have a material adverse effect on the Company.

MARKETING

      The Company relies on a variety of marketing strategies including advertising and direct sales. Technical papers given at industry symposia are also used as a marketing vehicle for the Company's advanced metal products and services. Strategic Partnerships are being developed with several key customers to strengthen the Company's customer and product base into the future. These Partnerships provide sharing in research and development costs and marketing efforts.

      Understanding the importance of Design-To-Cost principles, especially those of LMC, is tantamount to Strategic Teaming with our Beralcast-Registered Trademark- customers. Concentrated efforts on cost reduction in the form of Concurrent Engineering, low cost Beryllium input metal production, and many others, add value for future sales volumes. NMI has introduced Nucast, our Beralcast-Registered Trademark- teammate, to these cost reduction ideas which will form the basis for improved costs competitiveness in the future. Direct marketing efforts are increasing.

      Commitments by the Company to expanding the product and customer base for our metal powders will pay both near and longer term dividends. Market demands for clean metal powders, for re-consolidation or incorporation into metal matrix composites, are on the rise and we are positioning ourselves to exploit these opportunities. Novel product requirements for our advanced metal products and services will continue to receive the utmost attention for expansion of our product base. Efforts to enhance the Company's reputation as a supplier with high value products are being strengthened through improved service, added advertising and increased presence in the marketplace.

BACKLOG

      The following table sets forth certain information with respect to the backlog of the Company's business segments at September 30, 1995 and September 30, 1994 including the portions thereof represented by orders from the Company's principal customers, COGEMA, Lockheed Martin, Lockheed Idaho and Olin Corporation. The backlog for the Company is affected by the timing of orders from these customers. The Company believes all orders in backlog are firm. The Company expects to fill orders for approximately $19,193,000 in fiscal year 1996.

                                        1995          1994
                                      -------       -------
                                          (In Thousands)

Uranium Services & Recycle
  COGEMA                              $ 4,262       $ 7,097
  Other                                    84           876
                                      -------       -------
    Total                               4,346         7,973
                                      -------       -------

Specialty Metal Product
  Lockheed Martin                     $ 5,951       $   941
  Lockheed Idaho                        1,053           632
  Other                                 5,052         2,696
                                      -------       -------
    Total                              12,056         5,017
                                      -------       -------

Depleted Uranium Penetrators
  Olin Corp.                           14,299         1,282
  Other                                     8           240
                                      -------       -------
    Total                              14,307         1,522
                                      -------       -------

 Company Total                        $30,709       $14,512
                                      -------       -------
                                      -------       -------

      A significant portion of the Company's business is dependent on the award of contracts or subcontracts for the supply of products and materials to governmental departments and agencies. Payments to the Company of all or a portion of the amounts called for under such contracts or subcontracts, is often subject to legislative funding appropriations, government agency purchasing requirements and other conditions and factors beyond the Company's control. Accordingly, the Company's performance under such contracts may be delayed or may not commence at all, in which case the payments thereunder may be recognized later than anticipated at the time of the contract award or not at all in cases in which the Company is not called upon to perform. As a result, the timing and amount of revenues under such government contracts is uncertain and subject to change, which may result in fluctuations in the Company's operating results and cash flows.

RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company engages in research and development activities for departments and agencies of the U.S. Government and commercial customers. During the last two fiscal years, such work has been performed for the development and characterization of beryllium-aluminum alloys for investment casting and extrusion, investigation of methods for producing net shape titanium components from metal powder, improving techniques for making finer metal powders for use in metal matrix composites, recycling processes for radioactively contaminated steel scrap and uranium production of AVLIS feedstock. A portion of the research and product development effort is performed through funded contracts. The Company also funds research and development activities, and funds other work through cost partnership arrangements collaborated with selected customers where there is potential for utilizing proprietary technology or specialized resources not directly available to the Company. Internal research and development funding has the objective of improving manufacturing techniques and developing new products. The cost for Company-sponsored research and development activities was $439,000 in fiscal 1995, $575,000 in fiscal 1994 and $1,031,000 in fiscal
1993. Total revenues from customer-funded research and development were $557,000 in fiscal 1995, $792,000 in fiscal 1994 and $503,000 in fiscal 1993.
These revenues are included in the revenues of the industry segment to which the research and development relates.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

IN GENERAL

      Two of the materials regularly processed by the Company, depleted uranium and beryllium, have characteristics considered to be health or safety hazards by various federal, state or local regulatory agencies. Processing of these materials requires a high level of safety consciousness, personnel monitoring devices and special equipment. Depleted uranium is a low-level radioactive material, and the Company is subject to regulation by the United States Nuclear Regulatory Commission (NRC). Depleted uranium in the finely divided state, such as grinding dust or machine turnings, is combustible at room temperature and requires special handling for safe operations and disposal of process wastes. Beryllium is known to cause lung disease following significant exposure by inhalation of airborne particles. Processing this material requires use of extensive ventilation and dust collecting systems. Management believes that the experience gained in its many years of working with these metals has resulted in capabilities for dealing effectively with their special characteristics.

       The presence and use in the Company's operations of materials with hazardous characteristics subjects the Company to regulation and scrutiny by various governmental agencies. Management believes that the Company is presently in compliance in all material respects with existing federal, state and local regulations and has no knowledge of any threatened actions against the Company for violations of any such laws, statutes or regulations, except as described below under "Concord Site Remediation" and in Item 3 below. However, the potential effects of evolving legislation and regulations affecting the Company's business cannot be predicted.

       In the process of manufacturing depleted uranium products, the Company generates small amounts of low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. With the closing of the Barnwell, South Carolina, low-level radioactive waste repository to out-of-region generators in July 1994, the Company began storing waste on site in Concord. Interim storage is permitted under the Company's NRC license. At present, the Barnwell repository remains available for use by the Company's Carolina Metals, Inc. facility. The Company has made provision to accommodate an extended period of interim storage of waste within existing buildings in Concord as the state government works toward a regional solution. At the same time, the Company has made significant progress in developing and instituting alternatives to disposal of its waste. The Company intends to continue the development of technologies and processes aimed at eliminating the generation of waste materials associated with its manufacturing process.

  For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing with lime and discharging the neutralized mixture to a holding basin on its premises in Concord, Massachusetts. In 1986 the holding basin was covered with Hypalon, an impervious material used to prevent rain and surface run-off water from leaching through the holding basin. The Company now uses a proprietary "closed loop" process that it developed to discontinue such discharges. The Company believes that both practices were and are in compliance with all applicable regulations.

CONCORD SITE REMEDIATION

       The Commonwealth of Massachusetts, Department of Environmental Protection ("DEP"), has designated the Concord site including the holding basin as a "priority" remediation site. The DEP, in conjunction with the Company and its consultants, are developing a comprehensive evaluation and risk assessment. This risk assessment originally scheduled for completion during calendar year 1995 has been delayed. Additional information needed for the risk assessment has been collected and is currently being evaluated with the current expectation that completion of the risk evaluation will occur in 1996. The Company continues to believe that the results of these studies will establish that the holding basin does not present an environmental risk consistent with its designation as a "priority site".

      The vast majority (approximately 96%) of the material in the holding basin is the by-product of manufacturing processes conducted by the Company under Government contracts using Government furnished material. Management believes, based on advice from legal counsel and discussions with the Army, that this material continues to be Government owned and that the Government has a responsibility for any required remediation of the site. The Company has no written commitment from the Government to fund any remediation costs, however, existing contracts provide the basis for Government responsibility for these costs. In September 1995, the Company submitted a request for funding for the full remediation of the basin under Public Law 85-804. The Army currently is reviewing the submittal and is expected to provide their recommendations to the Company early in 1996. The Army has not denied the Government's responsibility to pay the costs of removal of the material from the holding basin. Management of the Company considers it unlikely that the Army will not pay the appropriate costs for remediation. Also, the Government has demonstrated a general practice of paying its portion of site remediation costs by the funding of other remediation projects.

      In fiscal 1992 the Company established a $1.3 million reserve against any potential administrative, legal, research or other costs of remediating the holding basin that are not paid by the Government. In fiscal 1994 this reserve was increased by $1.5 million. The Company believes this amount to be adequate for any residual costs that may be incurred beyond the Government's portion of the holding basin.

      The Company has developed a range of cost estimates based on differing assumptions as to how much gravel should be removed and that all material will be buried at licensed sites. Significant costs include excavation, transportation and burial of the holding basin material as well as back fill and grading at the Concord site. Under these assumptions, the estimated costs of the burial option range from $4 million to $9 million on a pretax basis. In developing these estimates, the uncertainty as to future burial rates that will be charged at the licensed sites is the predominant reason for the wide range of potential costs. These burial costs are affected by, among other things, the various regulatory agencies, the regulations imposed by these agencies and the volume of waste disposed at individual licensed sites.

      In developing these estimates, the Company has not assumed any offset based on Government funding or insurance claims. Further, the Company assumes that the recommendations of the Company's outside experts as to how much gravel should be removed will be accepted by the regulatory authorities and that none of the material in the holding basin will be recycled.

      The Company believes its portion of the cost of such remediation will not have a material impact on its results of operations or financial position.

DECOMMISSIONING PLANNING REQUIREMENTS

      The Company is in the process of renewing certain licenses issued by the NRC which are required by the Company in order to possess and process depleted uranium materials. Under applicable licensing regulations, the Company was required to submit and did submit a Decommissioning Funding Plan
(DFP) to provide for the possible future decommissioning of its Concord facility. The Company is also required to provide financial assurance for such decommissioning.

      Approximately 96% of the depleted uranium materials which generated the DFP requirements were processed for the United States Government. Accordingly, the Company believes that its financial assurance is only for the balance of the cost. The estimated cost of decommissioning NMI facilities and the holding basin in 1995 was $13.7 million. On the basis of this estimate the Company's share, approximately 4%, would be $550,000. The Company has provided and maintains financial assurance in the form of a letter of credit from its commercial bank in the amount of $750,000. With declining depleted uranium penetrator production, the Company has removed significant volumes of contaminated equipment from service in 1995. As allowed under the NRCOs rules governing decommissioning cost estimating, the Company is currently preparing a new estimate of the cost associated with decommissioning its remaining facilities. Management believes that estimated decommissioning costs will decline as the Company removes no longer needed or obsolete equipment from its facilities. Company representatives met several times with NRC staff members during the year to discuss meetings with the Army and consultants on specific decommissioning issues.

      The outcome of a December, 1994 NRC enforcement conference with respect to what the NRC described as the Company's apparent lack of compliance with the decommissioning financial assurance regulations has resulted in the Company submitting a request to the NRC for exemption to certain aspects of the decontamination and disposal (D&D) regulations. The exemption request includes alternate financial funding mechanisms not specifically called out in the regulations. These funding mechanisms when coupled with Government contractual obligations will collectively satisfy the decommissioning funding obligations of the Company. In filing the exemption, the Company reiterated its long standing position that the United States Government is obligated, by policy and by contract, to bear the balance of decommissioning costs at the Concord site. As a practical matter, the Company is not able to provide private financial assurance for the Government's costs of decommissioning. The Company expects NRCOs response to the exemption request early in 1996.

      Management believes that based on progress made to date on the holding basin remediation (as described above) along with the submission of a request for partial exemption to the D&D rules, escalated enforcement action by NRC regarding decommissioning funding compliance, although possible, will not occur. Escalated enforcement action could take the form of a civil penalty, license suspension or license revocation. A license action, such as a suspension or revocation would have a material and adverse impact on results of operations and financial position.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are:

NAME                     AGE      POSITION WITH THE COMPANY
George J. Matthews       65       Chairman of the Board of Directors,
                                    CEO and Treasurer
Robert E. Quinn          42       President
Wilson B. Tuffin         64       Vice Chairman of the Board of Directors
Douglas F. Grotheer      37       Vice President, Engineering & Programs
William T. Nachtrab      42       Vice President, Technology
James M. Spiezio         47       Vice President, Finance & Administration
Frank J. Vumbaco         42       Vice President, Health/Safety
Bruce E. Zukauskas       45       Vice President, Operations

      The term of office for each executive officer of the Company is one year or until a successor is chosen and qualified. The Executive officers are elected by the directors at their first meeting following the annual meeting of stockholders. There are no family relationships among the directors and executive officers.

GEORGE J. MATTHEWS has been Chairman of the Board of Directors since 1972. He is employed by Matthews Associates Limited, a Massachusetts corporation. Matthews Associates Limited is engaged in the business of investing in and providing management consultation and assistance to small and medium sized businesses. Mr. Matthews devotes approximately 75% of his time to the Company's affairs. Mr. Matthews was elected CEO and Treasurer on November 30, 1994.

ROBERT E. QUINN was elected President of the Company on November 30, 1994. Prior to November 30, 1994 he held the position of Vice President, Sales with the Company for over five years.

WILSON B. TUFFIN has been Vice Chairman of the Board of Directors since November 1994. From 1972 to November 1994, he held the positions of President, Chief Executive Officer and Treasurer of the Company.

DOUGLAS F. GROTHEER has held the position of Vice President, Engineering and Programs since July 1994. Prior to July 1994, he was Manager, Engineering and Programs for two years, and Manager, Ordnance Programs for more than three years.

WILLIAM T. NACHTRAB, Ph.D. has held the position of Vice President, Technology with the Company since May 1993. Prior to May 1993 he was Manager, Research & Development for the prior five years.

JAMES M. SPIEZIO has been the Vice President, Finance since October 1993.
Prior to October 1993, he was Controller, and prior to April 1989, he served as Manager of Business Planning.

FRANK J. VUMBACO has held the position of Vice President, Health/Safety with the Company since November 1993. Prior to November 1993, he was Manager of Health/Safety for over five years.

BRUCE E. ZUKAUSKAS has held the position of Vice President, Operations since October 1994. Prior to October 1994, he was Quality Manager for over five years.

ITEM 2. PROPERTIES

      The majority of the Company's activities are conducted at a Company-owned site in Concord, Massachusetts. The site comprises approximately 46.4 acres and is improved by a steel and masonry building originally constructed in 1958 and subsequently enlarged. The building contains approximately 180,000 square feet used for manufacturing activities, offices and warehousing.

      During fiscal 1995 the Company sold its 15,000 square feet office building located in Acton, Massachusetts.

      Carolina Metals, Inc., the Company's wholly-owned subsidiary, is located on 321 acres of land in Barnwell, South Carolina. This 109,000 square foot facility houses two manufacturing units. One unit provides the capability of converting chemical gas (UF(6)) to chemical salt (UF(4)). The second unit houses a reduction process to convert chemical salt (UF(4)) to metallic depleted uranium. In December 1991, the Company completed a 70,000 square foot DU Recycle Technology Center adjacent to the manufacturing facility in Barnwell, S.C. The Center provides the technology and facilities required to provide recovery and recycle of depleted uranium and other useful materials. In addition, Carolina Metals, Inc. maintains a full scale analytical laboratory.

ITEM 3. LEGAL PROCEEDINGS

   The Company is named as a Potentially Responsible Party (PRP) in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low-level radioactive waste disposal site. A committee of PRP's including the Company has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The current expectation is that all parties will agree to site remediation with the formal entering of the consent agreement by the Department of Justice early in calendar year 1996. The agreement signed by the settling parties in July 1995, outlines the responsibilities of all parties and states that the PRP's will undertake the initial remedial phase (IRP) of the site remediation at an estimated cost of $60 million. The Company's liability is not expected to exceed approximately $80,000 over 10 years. The cost to the Company in fiscal 1995 was $8,455.

     The Company is in the process of renewing certain licenses issued by the United States Regulatory Commission (NRC) which are required by the Company in order to possess and process depleted uranium materials. Under applicable licensing regulations, the Company was required to submit and did submit, on July 1, 1993, a Decommissioning Funding Plan (DFP) to provide for the possible future decommissioning of its Concord facility. The Company believes that decommissioning would occur only in the future if the Company were to cease functioning in the capacity of handling radioactive materials. The Company has no short or long term plans or intention to cease this activity. The Company is required to provide financial assurance for such potential decommissioning costs and the Company believes it has satisfied this requirement. Approximately 96% of the depleted uranium materials which generated the DFP requirements were processed for the United States Government, and a similar percentage of material which remains at the facility is the property of the United States Government. Accordingly, the Company believes that its decommissioning obligation and, therefore, its obligation to provide financial assurance, is, only for the balance of the costs. The total estimated cost of decommissioning the NMI facility is $13.7 million. The Company's share, approximately 4%, would be $550,000. The Company has provided financial assurance in the form of a letter of credit in the amount of $750,000.

     In August 1995, the Company submitted a request to the NRC for partial exemption to the decommissioning regulation. The NRC has not responded to to the Company. A violation of the applicable regulations which the Company believes is unlikely, could result in the revocation of the NRC licenses, which would have a material and adverse affect on the Company's operations. The Company responded to the NRC's Demand for Information, renewing its position that its total obligation with respect to the decommissioning is not in excess of 4% of the total cost. In support of its position, the Company indicated that the Government has demonstrated a practice of funding actual remediation of sites contaminated with Government furnished materials on a case-by-case basis, without prior written commitments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Section entitled "Common Stock Information" in the Registrant's 1995 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Selected Financial Data", pages 12 and 13, in the Registrant's 1995 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Operations", pages 14 - 16, in the Registrant's 1995 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements at September 30, 1995 and notes thereto in the Registrant's 1995 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to
Item 401(b), the information required by this item concerning executive officers is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant".

     The following table sets forth certain information concerning the directors of the Company:


                                 Present Principal Employment
Name                    Age      and Prior Business Experience             Director Since
----                    ---      -----------------------------             --------------
George J. Matthews       65      Chairman of the Board of Directors              1972
                                 since 1972.  Until July 1978 and since
                                 December 1, 1994, also Treasurer of
                                 the Company.  Chairman of Matthews
                                 Associates Limited, which is engaged
                                 in the business of investing in and
                                 providing management consulting and
                                 assistance to small and medium sized
                                 businesses, including the Company.

Robert E. Quinn          42      President of the Company since                  1994
                                 December 1, 1994.  Prior to
                                 becoming President, served as Vice
                                 President, Sales for over five years.
                                 Elected as a Director on
                                 November 17, 1994 to fill a vacancy
                                 created by the enlargement of the Board
                                 of Directors by vote of the Directors.

Wilson B. Tuffin         64      Vice Chairman since November 1994.              1972
                                 From 1972 to November 30, 1994, President,
                                 Chief Executive Officer and Treasurer
                                 of the Company.


Kenneth A. Smith         59      Professor of Chemical Engineering at            1985
                                 Massachusetts Institute of Technology
                                 since 1971.

Frank H. Brenton         70      Principal of Frank H. Brenton Associates        1986
                                 a business consulting firm.  From
                                 1984 to 1986, Chairman of the Board of
                                 Directors of Marshall's Incorporated,
                                 an off-price retailer and division of Melville, Inc.



                     INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

      The Board of Directors met six times during the fiscal year ended September 30, 1995. There was no director who during the fiscal year attended fewer than 75 percent of the aggregate of all board meetings and all meetings of committees on which he served.

      The Board of Directors has a three-member Audit Committee which is reconstituted at the first meeting of the Board following the annual meeting of stockholders. The Audit Committee, which met two times during fiscal 1995, meets with the Company's independent auditors and principal financial personnel to review the scope and results of the annual audit and the Company's financial reports. The Audit Committee also reviews the scope of audit and non-audit services performed by the independent public accounts, reviews the independence of the independent public accountants, and reviews the adequacy and effectiveness of internal accounting controls. The present members of the Audit Committee are Messrs. Brenton and Smith.

      The "disinterested" directors, for purposes for Rule 16b-3 under the Securities Exchange Act of 1934, Messrs. Brenton and Smith, acting as a Stock Option Committee, have the authority, subject to the express provisions of the Company's Employees' Stock Option Plan and Non-Qualified Stock Option Plan (the "Plans"): to determine the employees of the Company to receive options, the number of shares to be optioned, and the terms of the options granted; to construe and interpret the Plans and outstanding options; and to make all other determinations that they deem necessary and advisable for administering the Plans. The Board of Directors as a whole has corresponding authority with respect to options issued under the Directors' Stock Option Plan.

     The Board of Directors does not have standing committees on compensation or nominations.

DIRECTORS' COMPENSATION AND STOCK OPTION PLAN

     Each outside director of the Company receives an annual fee of $15,000.

     On November 20, 1995, the Board of Directors adopted a Director's Stock Option Plan (the "Plan") in order to enhance the Company's ability to attract and retain skilled and competent members of its Board of Directors. Only outside (non-management) directors of the Company and its subsidiaries are eligible to receive options under the Plan, and the maximum number of shares as to which such directors' options may be granted is 35,000 shares (subject to adjustments for stock splits, stock dividends and the like). Pursuant to the Plan, each director eligible to participate in the Plan, upon first election to office at the annual meeting of stockholders and for each subsequent period of three years of service, receives an option to purchase 1,000 shares of Common Stock of the Company at an exercise price equal to fair market value on the date of grant. Options granted under the Plan are exercisable for a period of ten years and vest over a three-year period. Options to purchase 4,000 shares of Common Stock at an exercise price of $14.00 were granted to each of Messrs. Brenton, Smith and Vokey on December 15, 1994 under the Directors
Stock Option Plan which preceded the Plan. No options were granted pursuant to the Plan during fiscal 1995.

     During fiscal year 1995, Matthews Associates Limited, of which Mr. Matthews is sole owner, received compensation from the Company in connection with consulting services provided to the Company pursuant to a management agreement between the Company and Matthews Associates Limited. See "Executive Compensation" and "Executive Agreements."

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table and notes present the compensation provided by the Company during the last three fiscal years to its chief executive officer and the four most highly compensated executive officers of the Company (other than the chief executive officer) who were serving as executive officers at the Company's fiscal year end of September 30, 1995.


                                                                                       Long Term Compensation
                                                                                ---------------------------------
                                              Annual Compensation                       Awards            Payouts
                                         ---------------------------------      -----------------------   -------
                                                                  Other         Restricted   Securities
                                                                  Annual          Stock      Underlying     LTIP     All  Other
         Name and                                                Compen-         Award(s)     Options/     Payouts     Compen-
    Principal Position          Year(1)  Salary ($)  Bonus ($)   sation($)(2)       $         SARs (#)        $       sation($)
    ------------------          -------  ----------  ---------   ------------   ----------   ----------    -------   ----------
Robert E. Quinn                    1995   151,673      200         35,000         --       30,000          --         --
President                          1994   131,000     --             --           --         --            --         --
                                   1993   131,000     --             --           --         --            --         --

George J. Matthews(3)              1995   350,000      --           --            --         --            --         --
Chairman of Board of Directors,    1994   350,000      --           --            --         --            --         --
CEO and Treasurer                  1993   350,000      --           --            --         --            --         --

Wilson B. Tuffin(4)                1995   172,039    3,800          --            --         --            --         --
Vice Chairman of Board of          1994   210,000      --           --            --         --            --         --
Directors and Consultant           1993   210,000      --           --            --         --            --         --

James M. Spiezio                   1995   113,270   10,830           --           --        6,000          --         --
Vice President, Finance &          1994   105,987     --             --           --        2,500          --         --
Administration                     1993    89,780     --             --           --         --            --         --

William T. Nachtrab                1995   108,703   10,830           --           --        6,000          --         --
Vice President, Technology         1994   103,558     --             --           --        2,500          --         --
                                   1993   103,558     --             --           --         --            --         --

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


(1)   The Company's fiscal year ends on September 30th of each year.

(2) Excludes perquisites in amounts less than the threshold level required for reporting.

(3) Mr. Matthews is assigned as a consultant to the Company pursuant to a management agreement between Matthews Associates Limited and the Company. All compensation under the agreement is paid by the Company to Matthews Associates Limited. See "Executive Agreements."

(4) Mr. Tuffin's compensation for the fiscal year ended September 30, 1995 was determined pursuant to his Employment and Consulting Agreement. See "Executive Agreements."

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table shows all options granted to each of the named executive officers of the Company during the fiscal year ended September 30, 1995 and the potential value at stock price appreciation rates, 5% and 10%, over the ten year term of the options. The 5% and 10% rates of appreciation are not intended to forecast possible future actual appreciation, if any, in the Company's stock prices. The Company did not use an alternative present value formula because the Company is not aware of any such formula that can determine with reasonable accuracy the present value based on future unknown or volatile factors.


                                                                                    POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF
                                                                                        STOCK PRICE
                                                                                     APPRECIATION FOR
                                                                                      OPTION TERM (5)
                                                                                   --------------------
                                  INDIVIDUAL GRANTS
                                  -----------------
                                              % OF TOTAL
                                 NUMBER OF    OPTION/SARs
                                SECURITIES      GRANTED
                                UNDERLYING       TO EM-        EXERCISE
                                OPTION/SARs     PLOYEES         OR BASE
                                  GRANTED      IN FISCAL         PRICE        EXP.
         NAME                       (#)           YEAR         ($/Sh)(4)      DATE       5%($)   10%($)
         ----                   -----------   -----------      ---------      ----       -----   ------

Robert E. Quinn                 10,000(1)                        13.50      11/16/2004    84,900  215,155
                                20,000(2)         36%            12.25      08/01/2005   183,923  390,467
George J. Matthews              10,000(2)         12%            12.25      08/01/2005    77,040  195,233
Wilson B. Tuffin                 5,000(2)          6%            12.25      08/01/2005    38,520   97,616
James M. Spiezio                 1,000(3)                        14.00      12/14/2004     9,805   22,313
                                 5,000(2)          7%            12.25      08/01/2005    38,520   97,616
William T. Nachtrab              1,000(3)                        14.00      12/14/2004     8,805   22,312
                                 5,000(2)          7%            12.25      08/01/2005    38,520   97,616

----------

(1) These options were first exercisable on November 16, 1995 at which time the options were 33% vested with options vesting in additional 33% increments in two annual installments commencing on November 16, 1996.

(2) These options are first exercisable on August 1, 1996 at which time the options will be 33% vested with options vesting in additional 33% increments in two annual installments commencing on August 1, 1997.

(3) These options were first exercisable on December 14, 1995 at which time the options were 33% vested with options vesting in additional 33% increments in two annual installments commencing on December 14, 1996.

(4) The exercise price per share is the market price of the underlying Common Stock on the date of grant.

(5) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of share price appreciation set by the Securities and Exchange Commission of five percent and ten percent compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, are dependent on the performance of the Common Stock and the date on which the option is exercised. There can be no assurance that the amounts reflected will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the exercise of options by the executive officers named in the Summary Compensation Table during the last fiscal year and unexercised options held as of the end of the fiscal year.

                                                                 Number of Securities           Value of Unexercised
                                                                Underlying Unexercised          In-the-Money Options
                                                                 Options at FY-End (#)              at FY-End(2)
                                                                ----------------------          --------------------
                      Shares Acquired
Name                   on Exercise (#)     Value Realized($)(1)  Exercisable   Unexercisable   Exercisable   Unexercisable
----                  ----------------     --------------------  -----------   -------------   -----------   -------------

Robert E. Quinn          5,000                   41,250             3,333        26,667             0            25,000
                         1,000                    6,500
George J. Matthews      26,350                  155,025                 0        10,000             0            12,500
                         2,000                   15,750
                           500                    4,500
Wilson B. Tuffin        23,850                  196,763                 0         5,000             0             6,250
James M. Spiezio         1,000                    6,250             2,000         6,500          11,452          11,973
William T. Nachtrab      1,000                    6,250             2,000         6,500          11,452          11,993


(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired, without deducting taxes or commissions paid by employee.

(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options at September 30, 1995 ($13.50 per share), less the exercise price, times the number of options outstanding.


PENSION PLAN TABLE

      The following table sets forth the aggregate annual benefit payable upon retirement at normal retirement age for each level of remuneration specified at the listed years of service.

                                 Years of Service
                      ---------------------------------------
Remuneration             15       20        25     30 OR MORE
------------          --------  -------   -------  ----------
 $100,000               23,520   31,360    39,220     47,040
  150,000               38,520   51,360    64,200     77,040
  200,000               53,520   71,360    89,200    107,040
  300,000               83,520  111,360   139,200    167,040
  400,000              113,520  151,360   189,200    227,040
  500,000              143,520  191,360   239,200    287,040


      The Company has a defined benefit plan (the "Pension Plan") designed to provide retirement benefits for employees and ancillary benefits to their beneficiaries, joint annuitants and spouses. All employees of the Company become participants in the Pension Plan after attaining the later of age 21 or a year of service with the Company. The Pension Plan provides retirement benefits based on years of service and compensation. An employee's benefits under the Pension Plan generally become fully vested after five years of service. At normal retirement (the later of age 65 and five years of Plan participation), participants are entitled to a monthly benefit for the remainder of their life in an amount equal to one-twelfth of the sum of their "Annual Credits" for their last 30 years or lesser period of employment with the Company and its predecessors. An employee's "Annual Credit" is 1.25% of the portion of his annual compensation that is subject to Social Security tax and two percent (2%) of the balance of his annual compensation. Participants with five years of service are entitled to retirement at age 55, but the monthly benefit payable under the Pension Plan is reduced by 0.5% for each month that early retirement precedes normal retirement but not to less than $100 per month if the Participant has ten or more years of service. The surviving spouse of a retiree under the Plan is entitled to receive benefits equal to one-half the amount the retiree had been receiving. Alternative benefit payments that are equivalent to the benefit described above are also available to participants. Benefits payable under the plan are not reduced by Social Security payments to the retiree. Amounts shown assume benefits commence at age 65. Benefit amounts shown are straight-life annuities. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Robert E. Quinn-20 years, Wilson B. Tuffin-22 years; James M. Spiezio-10 years; and William Nachtrab-6 years. On February 1, 1995, Mr.
Tuffin began to receive benefit payments under the Plan. Mr. Matthews does not participate in the Pension Plan.

                                 EXECUTIVE AGREEMENTS

EMPLOYMENT AGREEMENT WITH MR. TUFFIN

      In November 1994, the Company entered into an employment and consulting agreement (the "Employment and Consulting Agreement") with Mr. Tuffin. Pursuant to the Employment and Consulting Agreement, Mr. Tuffin received initial compensation at the annual rate of $210,000 through January 1995, and $105,000 as a consultant thereafter, subject to such annual increases as the Board of Directors may from time to time determine. The Employment and Consulting Agreement amends and supersedes the employment agreement which Mr. Tuffin had previously entered into with the Company.

MANAGEMENT AGREEMENT WITH MATTHEWS ASSOCIATES LIMITED

      The Company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which Mr. George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The agreement expires on February 28, 1999, subject to renewal thereafter from year to year. Pursuant to the agreement, Matthews Associates Limited provides professional management services as a consultant to the Company through a senior executive whose duties include (i) financial management, (ii) serving, subject to election, as a director, as Chairman of the Board of Directors and as an officer of the Company and (iii) marketing and other advice to the Company including placement and modification of financing and contact with major customers, suppliers and governmental agencies. Mr. Matthews is the senior executive assigned to the Company under the agreement. Under the management agreement, Mr. Matthews devotes approximately 30 hours per week to the Company.

      MAL was paid $350,000 by the Company in fiscal 1995 for services under the management agreement and is to be paid a minimum of $350,000 in fiscal 1996 for all services under the agreement. The management agreement provides that the Company may terminate the agreement if a majority of the directors determines in good faith that the MAL representative has willfully refused to perform any services under the management agreement or has been convicted of a crime of moral turpitude, and in such event or in the event of termination by MAL without "good reason" as defined therein, the obligation of the Company to make future payments to MAL shall cease. The management agreement may be terminated by MAL for "good reason" as defined therein. In the event of termination by MAL for "good reason" or in the event of termination by the Company for reasons other than those described above, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term. In the event of termination by MAL without "good reason," the Company is obligated to continue to make payment to MAL for one year from the date of such termination. In the event of Mr. Matthews' death, the management agreement automatically terminates and the Company is obligated to continue to make payments to the estate of Mr. Matthews for the lesser of one year from such termination or the end of the scheduled term of the agreement.

              COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended September 30, 1995, the Board of Directors of the Company was responsible for establishing executive compensation (other than stock option compensation). Messrs. Quinn and Matthews participated in the deliberations of the Company's Board of Directors concerning executive officer compensation. No executive officer of the Company served as a director or member of a compensation committee, or its equivalent, of another entity, one of whose executive officers served as director of the Company.

       NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE FOLLOWING REPORT ON COMPENSATION AND THE STOCK PERFORMANCE GRAPH CONTAINED ELSEWHERE HEREIN SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS NOR SHALL THEY BE DEEMED TO BE SOLICITING MATERIAL OR DEEMED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

              REPORT OF THE BOARD OF DIRECTORS AND STOCK OPTION COMMITTEE
                              ON EXECUTIVE COMPENSATION

      During the fiscal year ended September 30, 1995, the Board of Directors of the Company was responsible for establishing and administering the policies which govern annual compensation (other than stock option compensation) for the Company's executive officers. The Stock Option Committee was responsible for considering stock option compensation for the Company's executive officers.

OVERVIEW

      The Board of Directors has historically established levels of executive compensation that provide for a base salary intended to allow the Company to hire, motivate and retain qualified executive officers. From time to time, the Board has also, on occasion, approved annual cash incentive bonuses based on the Company's performance or on the performance of the executive in question. In fiscal 1995, the Board approved cash incentive bonuses to certain executive officers based on their performance. From time to time, the Stock Option Committee also grants stock options to executive officers and key employees in order to bring the stockholders' interests more sharply into the focus of such officers and employees.

      The Board of Directors establishes the annual salary and bonus of each of the executive officers other than the Chief Executive Officer, based on the recommendations made by the Chief Executive Officer. In determining the recommendations for salary and bonus for each of the other executive officers, the Chief Executive Officer considers each officer's individual performance, attainment of individual goals and the contribution to the overall attainment of the Company's goals.

STOCK OPTIONS AND OTHER COMPENSATION

      Long term incentive compensation for executive officers consists exclusively of stock options granted under the Company's Stock Option Plans (the "Plans"). Executive officers as well as other key employees of the Company participate in the Plans. During fiscal 1995, the Stock Option Committee granted options only to certain newly appointed executive officers and those executive officers whose duties and responsibilities had increased since the prior fiscal year as a result of promotions or departmental restructuring. The Company also believes that its Pension Plan is an attractive feature for all employees.

BASIS FOR THE COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      The compensation of Mr. Matthews, the Company's Chief Executive Officer during fiscal 1995, was determined pursuant to a management agreement between Matthews Associates Limited and the Company. All compensation under the agreement is paid by the Company to Matthews Associates Limited.

                                       THE BOARD OF DIRECTORS

                                       George J. Matthews
                                       Robert E. Quinn
                                       Wilson B. Tuffin
                                       Kenneth A. Smith
                                       Frank H. Brenton

                                       STOCK OPTION COMMITTEE

                                       Kenneth A. Smith
                                       Frank H. Brenton

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

      Set forth below is a line graph comparing the five-year cumulative total return of the Company's Common Stock against the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the Dow Jones Aerospace and Defense Index. Cumulative total return is measured assuming an initial investment of $100 and reinvestment of dividends.



               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN *
         AMONG NUCLEAR METALS, INC., THE NASDAQ STOCK MARKET-US INDEX
                  AND THE DOW JONES AEROSPACE & DEFENSE INDEX


D O L L A R S

                         Sep-90 Sep-91 Sep-92 Sep-93 Sep-94 Sep-95
"NUCLEAR METALS, INC"    100     90     85     93    296    171
NASDAQ STOCK MARKET-US   100    157    176    231    233    319
D J AEROSPACE & DEFENSE  100    134    124    170    200    321


* $100 INVESTED ON 09/30/90 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING SEPTEMBER 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth certain information as of December 30, 1995 with respect to the Common Stock of the Company owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by the executive officers named in the Summary Compensation Table elsewhere herein, and by all directors and executive officers of the Company and its subsidiaries as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock of the Company if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days of December 30, 1995. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.



                                          No. Common
                                          Shares and
                                          Nature of
Name and Address                          Beneficial             Percent of
of Beneficial Owner                       Ownership(1)           Common Stock(1)
-------------------                       ------------           ---------------
WIAF Investors Co.                        1,156,228(2)                48.4%
466 Arbuckle Avenue
Lawrence, NY 11516
     and
Melvin B. Chrein, M.D.
Meryl J. Chrein
Marshall J. Chrein
Michael Chrein
21 Copper Beech Lane
Lawrence, NY 11559
Charles Alpert
Joseph Alpert

George J. Matthews                          229,617(3)                 9.6%
Chairman of the Board of Directors,
Director & Consultant
c/o Matthews Associates Limited
100 Corporate Place
Peabody, MA 01960

Wilson B. Tuffin                            203,808                    8.5%
Vice Chairman and Director
23 Arlington Street
Acton, MA 01720

Robert E. Quinn                              14,406(4)                  *
President and Director

Kenneth A. Smith, Director                    3,000                     *

Frank H. Brenton, Director                    3,000                     *

James M. Spiezio                              3,000(5)                  *
Vice President, Finance and Administration

William T. Nachtrab                           3,000(6)                  *
Vice President, Technology






All directors and executive officers        453,831                   19.0%
as a group (7 persons)

___________________________
*     Less than one percent

(1)   Does not reflect the effect on voting rights of the Massachusetts Control
      Share Acquisition Act.
(2)   Derived from Schedules 13DA, dated October 3, 1994, submitted to the
      Company.  The five persons named are described as a group in such Schedules
      13DA.  The persons named reported ownership of the following shares:  WIAF
      Investors Co. (862,428); Melvin B. Chrein (88,400);  Meryl J. Chrein
      (128,100); Charles Alpert (25,000) and Marshall J. Chrein (18,200). Each person reported sole voting and dispositive power with respect to the shares owned by such person.
(3) Includes 25,445 shares owned by a trust established by his late wife of which Mr. Matthews is a permitted beneficiary.
(4)   Includes 3,333 shares which may be purchased upon the exercise of options.
(5)   Includes 2,000 shares which may be purchased upon the exercise of options.
(6)   Includes 2,000 shares which may be purchased upon the exercise of options.
(7)   See notes (3), (4), (5) and (6) above.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and stockholders who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1995 or written representations in certain cases, all Section 16(a) filing requirements were complied with except that two reports were not timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 1994, the Company entered into an employment and consulting agreement (the "Employment and Consulting Agreement") with Mr. Wilson B. Tuffin. Pursuant to the Employment and Consulting Agreement, Mr. Tuffin received initial compensation at the annual rate of $210,000 through January 1995, and $105,000 as a consultant thereafter, subject to such annual increases as the Board of Directors may from time to time determine. The Employment and Consulting Agreement amends and supersedes the employment agreement which Mr. Tuffin had previously entered into with the Company.

      The Company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which Mr. George
J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The agreement expires on February 28, 1999, subject to renewal thereafter from year to year. Pursuant to the agreement, Matthews Associates Limited provides professional management services as a consultant to the Company through a senior executive whose duties include (i) financial management, (ii) serving, subject to election, as a director, as Chairman of the Board of Directors and as an officer of the Company and (iii) marketing and other advice to the Company including placement and modification of financing and contact with major customers, suppliers and governmental agencies. Mr. Matthews is the senior executive assigned to the Company under the agreement. Under the management agreement, Mr. Matthews devotes approximately 30 hours per week to the Company.

      MAL was paid $350,000 by the Company in fiscal 1995 for services under the management agreement and is to be paid a minimum of $350,000 in fiscal 1996 for all services under the agreement. The management agreement provides that the Company may terminate the agreement if a majority of the directors determines in good faith that the MAL representative has willfully refused to perform any services under the management agreement or has been convicted of a crime of moral turpitude, and in such event or in the event of termination by MAL without "good reason" as defined therein, the obligation of the Company to make future payments to MAL shall cease. The management agreement may be terminated by MAL for "good reason" as defined therein. In the event of termination by MAL for "good reason" or in the event of termination by the Company for reasons other than those described above, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term. In the event of termination by MAL without "good reason," the Company is obligated to continue to make payment to MAL for one year from the date of such termination. In the event of Mr. Matthews' death, the management agreement automatically terminates and the Company is obligated to continue to make payments to the estate of Mr. Matthews for the lesser of one year from such termination or the end of the scheduled term of the agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     (a) 1. FINANCIAL STATEMENTS
            The following consolidated financial statements of the Company, included in the Company's 1995 Annual Report, are filed as part of this report:

            Auditors' Report
            Consolidated Balance Sheets - September 30, 1995 and September 30, 1994.
            Consolidated Statements of Income for the years ended September 30, 1995, September 30, 1994 and September 30, 1993.
            Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995, September 30, 1994 and September 30, 1993.
            Consolidated Statements of Cash Flows for the years ended September 30, 1995, September 30, 1994 and September 30, 1993. Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULE FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995
            Auditors' Report on Schedule
            II- Valuation and Qualifying Accounts

         3. EXHIBITS:

            ITEM NO.*                       DESCRIPTION

            3(a) Articles of Organization, as amended, of the Registrant, incorporated by reference to File No. 2-62266, Part II, Exhibit 3(a).

            3(b) By-laws, as amended, of the Registrant, incorporated by reference to File No. 2-62266, Part II, Exhibit 3(b).

            4(a) Financing Agreement, dated May 11, 1982, among Barnwell County, South Carolina, Registrant and Carolina Metals, Inc. (a

            ITEM NO.                      DESCRIPTION

            wholly owned subsidiary) relating to Barnwell County, South Carolina Industrial Development Revenue Bond (Nuclear Metals, Inc. project) 1982, incorporated by reference to File No. 2-70044, Part II, Exhibit 4(d).

            4(b) Financing Agreement, dated September 27, 1984 among Barnwell County, South Carolina, Registrant and Carolina Metals, Inc. (a wholly owned subsidiary) relating to Barnwell County, South Carolina Industrial Development Revenue Bond (Nuclear Metals, Inc. project) 1984, incorporated by reference to File No. 0-8836,
            Part II, Exhibit 4(e).

            4(c) Financing Agreement, dated June 1, 1985 among Massachusetts Industrial Finance Agency and the Registrant relating to Massachusetts Industrial Development Revenue Bond (NMI - 1985 Concord Issue) incorporated by reference to File No. 0-8836, Part II, Exhibit 4(f)

            4(d) Nuclear Metals, Inc. Non-Qualified Stock Option Plan as amended. (1)

            4(e) Nuclear Metals, Inc. Restated Employees' Stock Option Plan as amended. (1)

            4(f) Nuclear Metals, Inc. Directors' Stock Option Plan.**

            4(h) Warrant to Purchase 25,000 shares of the Company's Common Stock issued to State Street Bank and Trust Company.**

            10(a) Agreement, effective March 1, 1993, between the Registrant and Matthews Associates Limited. (2)

            10(b) Agreement, effective March 1, 1993, between the Registrant and Wilson B. Tuffin, as amended November 17, 1994. (2)

            10(c) Agreement with Olin Corporation regarding large caliber penetrators. (Confidential treatment has been granted for certain portions of this Exhibit). (3)

            10(d) Credit Agreement dated March 31, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.(4)

            10(e) First Amendment to Credit Agreement dated as of June 30, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.**

            ITEM NO.                     DESCRIPTION

            10(f) Revolving Credit Note dated March 31, 1995 of the Company and Carolina Metals, Inc. (5)

            10(g) Amendment to Revolving Credit Note dated as of June 30, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company. **

            10(h) Term Note dated March 31, 1995 of the Company and Carolina Metals, Inc. payable to State Street Bank and Trust Company.(6)

            10(i) Line of Credit Demand Note dated September 26, 1995 of the Company and Carolina Metals, Inc. to State Street Bank and Trust Company.**

            10(j) Letter Agreement dated September 26, 1995 among State Street Bank and Trust Company, Carolina Metals, Inc. and the Company.**

            10(k) Letter Agreement dated September 26, 1995 among State Street Bank and Trust Company, Carolina Metals, Inc. and the Company.**

            10(l) Joint Security Agreement dated as of March 31, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.**

            10(m) First Amendment to Joint Security Agreement dated September 26, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.**

            10(n) Patent Assignment of Security dated September 26, 1995 between the Company and State Street Bank and Trust Company.**

            10(o) Trademark Assignment of Security dated September 26, 1995 between the Company and State Street Bank and Trust Company.**

            10(p) Purchase order dated August 23, 1995 between the Company and Olin Corporation. (Confidential treatment requested as to certain portions)**

            10(q) Forbearance and Amendment Agreement dated as of January 11, 1996 between the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.**

            13    Nuclear Metals, Inc. 1995 Annual Report to Stockholders.**

            21    Subsidiaries of the Registrant.**

            23(a) Consent of Independent Public Accountants.**

            23(b) Consent of Independent Public Accountants.**

            27    Financial Data Schedule.**

     (b) REPORTS ON FORM 8-K

     None

------------------------------------------------------------------------------

*   Item numbers correspond to Exhibit Table, Item 601, Regulation S-K
**  Indicates an exhibit filed herewith
(1) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(2) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
(3) Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
(4) Incorporated by reference to Exhibit 10A to the Registrant's Form 10-Q for the Quarter ended March 31, 1995.
(5) Incorporated by reference to Exhibit 10B to the Registrant's Form 10-Q for the Quarter ended March 31, 1995.
(6) Incorporated by reference to Exhibit 10C to the Registrant's Form 10-Q for the Quarter ended March 31, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

   By  /s/            Robert E. Quinn
      -------------------------------------------------------------------------
      Robert E. Quinn, President

  Date     January 16, 1996
      -------------------------------------------------------------------------

    By  /s/            James M. Spiezio
      -------------------------------------------------------------------------
      James M. Spiezio, Vice President, Finance and Administration & Controller

  Date     January 16, 1996
      -------------------------------------------------------------------------


    By  /s/            Rebecca L. Perry
       ------------------------------------------------------------------------
       Rebecca L. Perry, Assistant Controller

  Date     January 16, 1996
      -------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By   /s/   George J. Matthews
        -----------------------------------------------------------
        George J. Matthews, Chairman of the Board of Directors, CEO
          and Treasurer

   Date     January 16, 1996
        -----------------------------------------------------------

     By   /s/   Frank H. Brenton
        -----------------------------------------------------------
        Frank H. Brenton, Director

   Date     January 16, 1996
        -----------------------------------------------------------

     By   /s/   Kenneth A. Smith
        -----------------------------------------------------------
        Kenneth A. Smith, Director

   Date     January 16, 1996
        -----------------------------------------------------------

     By   /s/   Wilson B. Tuffin
        -----------------------------------------------------------
        Wilson B. Tuffin, Vice Chairman

   Date     January 16, 1996
        -----------------------------------------------------------

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nuclear Metals, Inc.:

     We have audited the accompanying consolidated balance sheets of Nuclear Metals, Inc. (a Massachusetts Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Metals, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, on January 11, 1996 the Company reached an agreement with its lender to amend certain terms of its debt, including the extension of certain maturity dates; the lender's waiver of past violations of debt covenants and the revision of certain financial covenants. The Company's ability to meet its revised debt service requirements in 1996 is dependent upon the receipt of a specific order and the related proceeds from a certain customer. As of January 11, 1996 the Company's customer has not been able to obtain funding to complete the purchase. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.

Boston, Massachusetts                                Arthur Andersen LLP
November 22, 1995 (except for Notes 1 and 6
for which the date is January 11, 1996)

                    NUCLEAR METALS, INC. AND SUBSIDIARIES
               SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                      ADDITIONS
                      BALANCE AT      CHARGED TO                    BALANCE AT
                      BEGINNING       COSTS AND                         END
CLASSIFICATION         OF YEAR        EXPENSES        DEDUCTIONS      OF YEAR
--------------        ----------      ----------      ----------    ---------

YEAR ENDED SEPTEMBER
 30, 1995:
Allowance for
 doubtful accounts    $1,290,000     $  400,000       $807,000     $  883,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------
Inventory Reserves    $1,522,000     $       --       $     --     $1,522,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------

YEAR ENDED SEPTEMBER
 30, 1994:
Allowance for
 doubtful accounts    $1,670,000     $       --       $380,000     $1,290,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------
Inventory Reserves    $2,000,000     $       --       $442,000     $1,522,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------

YEAR ENDED SEPTEMBER
 30, 1993:
Allowance for
 doubtful accounts    $  300,000     $1,536,000       $166,000     $1,670,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------
Inventory Reserves    $  570,000     $1,872,000       $442,000     $2,000,000
                      ----------     ----------       --------     ----------
                      ----------     ----------       --------     ----------