Form 10-K/A
period 1995-09-30
NUCLEAR METALS INC
filed 1996-01-18
CIK 276331

----------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  ---------
                                 FORM 10-K/A
(Mark One)
           __X__Annual Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934 (Fee Required)
               for the fiscal year ended September 30, 1995
                                    or
         _____Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934 (No Fee Required)
                for the transition period from_____to_____

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


      High performance applications for Beralcast-Registered Trademark- where cost premiums are permissible include: Comanche (Advanced Attack
Helicopter), F-22 (Advanced Tactical Fighter), PAC-3 (the updated Patriot missile), the French Rafael (Advanced Fighter Aircraft), and many others. Design engineers at these and other aerospace, computer, and electronic firms, are designing this new engineering material into their systems. Commercial uses for Beralcast -Registered Trademark- will be introduced as production costs, which include the current high cost of beryllium input metal, are reduced. The Company also continues to produce seamless beryllium tubes for satellite applications. Introduction of extruded Beralcast-Registered Trademark- tubing for satellites is a unique opportunity to supplant expensive graphite composites. The Company's extrusion technology has been successfully demonstrated in the recent manufacture of tubing struts for the Comanche EOSS.


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