Form 10-Q
period 1995-12-31
NUCLEAR METALS INC
filed 1996-02-14
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)
                         __X__Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995 or

                         _____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____to_____

Commission File No. 0-8836

                              NUCLEAR METALS, INC.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MASSACHUSETTS                                      04-2506761
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      2229 MAIN STREET
    CONCORD, MASSACHUSETTS                                     01742
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (508) 369-5410
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
                                        Yes     X              No
                                            ---------             ---------



As of February 10, 1996, there were issued and outstanding 2,387,964 shares of the Registrant's Common Stock.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                      INDEX
                                                                         Page
                                                                         ----
Part I.   Financial Information                                            2

Item I.   Financial Statements

          Consolidated Balance Sheets,
          December 31, 1995 and September 30, 1995                         3

          Consolidated Statements of Income:
          Three Months Ended December 31, 1995 and December 31,1994        4

          Consolidated Statements of Cash Flow:
          Three Months Ended December 31, 1995 and December 31, 1994       5

          Notes to Consolidated Financial Statements                       6

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7-9

Part II.  Other Information

Item VI.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                10

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


                    NUCLEAR METALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                           (UNAUDITED)
                                                           DECEMBER 31,       SEPTEMBER 30,
                                                               1995                1995
                                                          -------------       -------------
ASSETS

  Current Assets:
     Cash and cash equivalents                             $   930,000         $ 1,076,000
     Restricted Cash                                           100,000                  --
     Marketable Securities                                     115,000             170,000
     Accounts receivable, net of allowances
       for doubtful accounts of $883,000 at
       December 31, 1995 and September 30, 1995              5,136,000           4,730,000
     Inventories                                            17,793,000          17,468,000
     Other current assets                                      449,000             343,000
                                                          -------------       -------------
           Total current assets                             24,523,000          23,787,000
                                                          -------------       -------------

  Property, Plant and Equipment                             45,880,000          45,766,000
     Less accumulated depreciation                          30,837,000          30,479,000
                                                          -------------       -------------
     Net property, plant and equipment                      15,043,000          15,287,000
                                                          -------------       -------------

  Other assets                                               1,794,000           1,812,000
                                                          -------------       -------------
                                                           $41,360,000         $40,886,000
                                                          -------------       -------------
                                                          -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt                     $ 3,893,000         $ 2,405,000
     Notes payable                                                  --                  --
     Accounts payable and accrued expenses                   5,684,000           5,516,000
                                                          -------------       -------------
     Total current liabilities                               9,577,000           7,921,000
                                                          -------------       -------------

   Deferred federal and state income taxes                          --                  --
                                                          -------------       -------------
   Long term obligations                                       860,000           2,075,000
                                                          -------------       -------------
   Other long-term liabilities                                3,569,000           3,645,000
                                                          -------------       -------------

   Stockholders' equity:
     Common stock, par value $.10; authorized-
     6,000,000 shares; 2,387,964 issued and
     outstanding for December 31, 1995
     and September 30, 1995.                                   239,000             239,000
   Additional paid-in capital                               14,226,000          14,226,000
   Retained earnings                                        12,889,000          12,780,000
                                                          -------------       -------------
     Total stockholders' equity                             27,354,000          27,006,000
                                                          -------------       -------------
                                                           $41,360,000         $40,647,000
                                                          -------------       -------------
                                                          -------------       -------------




                    NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE PERIODS ENDED:
                                 (UNAUDITED)


                                                                    QUARTER ENDED
                                                          ---------------------------------
                                                           DECEMBER 31,        DECEMBER 31,
                                                               1995                1994
                                                          -------------       -------------
Net sales and contract revenues                            $ 6,671,000         $ 5,626,000

Cost and expenses
     Cost of sales                                           5,236,000           4,316,000
     Selling, general and administrative                     1,103,000             952,000
     Research and development                                  134,000             138,000
                                                          -------------       -------------
                                                             6,473,000           5,406,000
                                                          -------------       -------------

Operating income                                               198,000             220,000

Other income                                                     2,000              13,000
Interest (expense), net                                       (89,000)           (109,000)
                                                          -------------       -------------


Income before income taxes                                     111,000             124,000

Provision for income taxes                                       2,000               3,000
                                                          -------------       -------------


Net income (loss)                                          $   109,000         $   121,000
                                                          -------------       -------------
                                                          -------------       -------------


PER SHARE INFORMATION

Net income (loss) per common and common
     equivalent share                                            $0.05               $0.05
                                                          -------------       -------------
                                                          -------------       -------------

Weighted average number of common and
     common equivalent shares outstanding                    2,387,964           2,308,697



                    NUCLEAR METALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE PERIODS ENDED:
                                 (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                              ---------------------------------
                                                               DECEMBER 31,        DECEMBER 31,
                                                                   1995                1994
                                                              -------------       -------------

Cash flows from operating activities:
     Net income                                                $   109,000          $  121,000
     Adjustments to reconcile net income
      to net cash provided (used) by operating
      activities:
        Depreciation and amortization                              358,000             392,000
        Changes in assets and liabilities, net
           (Increase) decrease in accounts receivable             (406,000)           (926,000)
           (Increase) decrease in deferred income tax benefit           --                  --
           (Increase) decrease in inventories                     (325,000)            348,000
           Increase (decrease) in accounts payable
             and accrued expenses                                  168,000            (277,000)
           (Increase) decrease in other current assets             (88,000)            (11,000)
        Change in other long-term liabilities                      (76,000)                 --
                                                              -------------       -------------
           Net cash provided (used) by operating activities       (260,000)           (353,000)
                                                              -------------       -------------

Cash flows from investing activities:
     Capital expenditures, net                                    (114,000)           (215,000)
     (Purchases) Sales of marketable securities, net                55,000             109,000
                                                              -------------       -------------
        Net cash provided (used) in investing activities           (59,000)           (106,000)
                                                              -------------       -------------

Cash flows from financing activities:
     Repayments of debt, net                                      (482,000)           (161,000)
     Proceeds from debt                                            755,000                  --
     (Purchases) issuances of common stock                              --               8,000
     Cash Dividends                                                     --                  --
                                                              -------------       -------------
        Net cash provided (used) in financing activities           273,000            (153,000)
                                                              -------------       -------------

Net increase (decrease) in cash and equivalents                    (46,000)           (612,000)
     Cash and equivalents at beginning of the period             1,076,000           1,076,000
                                                              -------------       -------------
     Cash and equivalents at end of the period                 $ 1,030,000         $   464,000
                                                              -------------       -------------
                                                              -------------       -------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                               $   105,000         $    90,000
        Income taxes                                           $        --         $        --



NOTES
  1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (3) to such financial statements included in Form 10-K for the year ended September 30, 1995.
 .

  2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at December 31, 1995 and September 30, 1995 consist of:

                                            DECEMBER 31,  SEPTEMBER 30,
                                               1995           1995
                                            -----------    -----------
          Work-in process                   $14,366,000    $13,942,000
          Raw materials                       2,712,000      2,794,000
          Spare parts                           715,000        732,000
                                            -----------    -----------
                                            $17,793,000    $17,468,000
                                            -----------    -----------
                                            -----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1996 COMPARED WITH FIRST QUARTER FISCAL 1995
  Net sales increased by $1,045,000 or 19% to $6,671,000 in the first quarter of fiscal 1996, as compared to the first quarter of the prior year. Sales in the Uranium Services and Recycle industry segment increased by $391,000 or 28%. Sales in the Fabricated Specialty Products industry segment increased by $264,000 or 9%. Sales in the Depleted Uranium Penetrator industry segment increased by $390,000 or 29%.
  The sales increase in the Uranium Services and Recycle industry segment was primarily due to increased volume of depleted uranium shipments. The sales increase in the Specialty Metal Products industry segment was primarily due to increased volumes of Beryllium Products. The sales increase in the Depleted Uranium Penetrator industry segment was due to volume increases in large caliber penetrator production.
  Gross profit in the first quarter increased by $125,000 or 10% to $1,435,000, as compared to the first quarter of fiscal 1995. As a percentage of sales, gross profit was 22% as compared to 23% for the first quarter of fiscal 1995.
  Selling, general and administrative expenses increased by $151,000 or 16% as compared to the first quarter of fiscal 1995. As a percentage of sales, these expenses were 17%, which is unchanged compared to the same period a year earlier.
  Other income decreased by $11,000 to $2,000 from $13,000 for the first quarter of fiscal 1995, primarily due to lower levels of short-term investments.
  Interest expense decreased by $20,000 to $89,000 from $109,000 for the same period a year earlier.
  Income taxes in the first quarter of fiscal 1996 and 1995 were at an effective rate of 2%. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

FIRST QUARTER FISCAL 1996 COMPARED WITH FOURTH QUARTER FISCAL 1995
  Net sales increased by $1,479,000, or 28% in the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. Sales in the Uranium Services and Recycle industry segment decreased by $332,000 or 23%. Sales in the Specialty Metal Products industry segment decreased by $255,000 or 7%. Sales in the Depleted Uranium Penetrator industry segment increased by $1,402,000 or 438%.
      The increase in Uranium Services and Recycle industry segment sales were primarily due to the increased volume in depleted uranium shipments. Decreased sales in the Specialty Metal Products industry segment were primarily the result of decreased sales in medical and specialty powders. The Depleted Uranium Penetrator industry segment sales increase was primarily due to increases in large caliber penetrator production.
  Gross profit increased by $844,000 to $1,435,000 for the first quarter of fiscal 1996 compared to $591,000 for the prior quarter. This increase was primarily the result of higher sales volumes coupled with a reduced cost structure.
  Selling, general and administrative expenses decreased by $224,000 compared to the fourth quarter of fiscal 1995. This decrease was primarily a result of reduced cost structures. As a percentage of sales, these expenses decreased to 17% for the first quarter of fiscal 1996 as compared to 26% for the fourth quarter of fiscal 1995.
  Income taxes during the first quarter of fiscal 1996 were at an effective rate of 2% as compared to income taxes benefited during the fourth quarter of fiscal 1995 at an effective rate of 96%.

  During the first quarter of fiscal 1996, working capital decreased by $920,000. The decrease is primarily the result of the shift in long-term debt to current debt. Cash and marketable securities decreased by $45,000.
    On January 11, 1996, the Company and its commercial bank extended the maturity dates of its credit facilities pursuant to the terms contained in a certain forebearance and amendement agreement dated as of January 11, 1996 between the Company, its wholly-owned subsidiary, Carolina Metals, Inc. and State Street Bank and Trust Company. For a more detailed description of the extension, see the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1995. To date, the Company has not received the $3,030,000 payment expected from a foreign customer for work performed on penetrator blanks and the exact timing of the payment is still uncertain. The receipt of such payment is necessary to enable the Company to continue to meet its debt service requirements. For a more detailed description of such payment, see the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
  Capital spending is expected to continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $957,000 during fiscal 1996.









                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
  a.      Exhibit No.           Description
          -----------           -----------
              27                Financial Data Schedule

  b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended December 31, 1995.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCLEAR METALS, INC.

     By     /s/       Robert E. Quinn
          ----------------------------------------
          Robert E. Quinn, President
          Chief Executive Officer

   Date             February 14, 1996
          ----------------------------------------


     By    /s/      James M. Spiezio
          ----------------------------------------
          James M. Spiezio, Vice President, Finance
          Chief Financial Officer

   Date             February 14, 1996
          ----------------------------------------


     By    /s/      Rebecca L. Perry
          ----------------------------------------
          Rebecca L. Perry, Assistant Controller
          Chief Accounting Officer

   Date             February 14, 1996
          ----------------------------------------