Form 10-Q
period 1996-03-31
NUCLEAR METALS INC
filed 1996-04-30
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
            __X__Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 for the quarterly period ended March  31, 1996
                                       or
            _____Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                   for the transition period from_____to_____
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


As of April 30, 1996 there were issued and outstanding 2,387,964 shares of the Registrant's Common Stock.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      INDEX
                                                                          PAGE
                                                                          ----
Part I.   Financial Information                                            2

Item 1.   Financial Statements

          Consolidated Balance Sheets:
          March 31, 1996 and September 30, 1995                            3

          Consolidated Statements of Income:
          Three Months Ended March 31, 1996 and March 31, 1995             4

          Consolidated Statements of Income:
          Six Months Ended March 31, 1996 and March 31, 1995               5

          Consolidated Statements of Cash Flow:
          Six Months Ended March 31, 1996 and March 31, 1995               6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-12

Part II.  Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

PREPARATION OF FINANCIAL STATEMENTS
     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's most recent Annual Report on Form 10-K.
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It also should be noted that results for the interim periods are not necessarily indicative of the results expected for the full year.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                 (UNAUDITED)
                                                  MARCH 31,   SEPTEMBER 30,
                                                     1996         1995
                                                 -----------  -------------
ASSETS

   Current Assets:
      Cash and cash equivalents                  $ 1,094,000    $ 1,076,000
      Restricted Cash                                150,000             --
      Marketable Securities                               --        170,000
      Accounts receivable, net of allowances
       for doubtful accounts of $883,000 at
       March 31, 1996 and
       September 30, 1995                          7,321,000      4,730,000
      Inventories                                 14,998,000     17,468,000
      Other current assets                           464,000        343,000
                                                 -----------    -----------
         Total current assets                     24,027,000     23,787,000
                                                 -----------    -----------

   Property, Plant and Equipment                  45,899,000     45,766,000
      Less accumulated depreciation               31,054,000     30,479,000
                                                 -----------    -----------
      Net property, plant and equipment           14,845,000     15,287,000
                                                 -----------    -----------

   Other assets                                    1,776,000      1,812,000
                                                 -----------    -----------
                                                 $40,648,000    $40,886,000
                                                 -----------    -----------
                                                 -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt          $ 2,313,000    $ 2,405,000
      Accounts payable and accrued expenses        6,377,000      5,516,000
                                                 -----------    -----------
      Total current liabilities                    8,690,000      7,921,000
                                                 -----------    -----------

   Long term obligations                             873,000      2,075,000
                                                 -----------    -----------
   Other long-term liabilities                     3,493,000      3,645,000
                                                 -----------    -----------

   Stockholders' equity:
      Common stock, par value $.10; authorized-
      6,000,000 shares; 2,387,964 issued and
      outstanding for March 31, 1996 and
      for September 30,1995                          239,000        239,000
   Additional paid-in capital                     14,226,000     14,226,000
   Retained earnings                              13,127,000     12,780,000
                                                 -----------    -----------
      Total stockholders' equity                  27,592,000     27,245,000
                                                 -----------    -----------
                                                 $40,648,000    $40,886,000
                                                 -----------    -----------
                                                 -----------    -----------

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED:
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                --------------------------
                                                  MARCH 31,      MARCH 31,
                                                    1996           1995
                                                -----------    -----------
Net sales and contract revenues                 $10,021,000    $ 4,212,000
                                                -----------    -----------

Cost and expenses
   Cost of sales                                  8,163,000      3,972,000
   Selling, general and administrative            1,345,000      1,485,000
   Research and development                         226,000        110,000
                                                -----------    -----------
   Total Cost and expenses                        9,734,000      5,567,000
                                                -----------    -----------

Operating income (loss)                             287,000     (1,355,000)

Other income                                         67,000        223,000
Interest expense, net                              (123,000)      (107,000)
                                                -----------    -----------

Income (loss) before income taxes and
extraordinary item                                  231,000     (1,239,000)

Benefit for income taxes                              7,000        939,000

Extinguishment of Debt, net of taxes of $10,000          --        585,000
                                                -----------    -----------


Net income                                       $  238,000    $   285,000
                                                -----------    -----------
                                                -----------    -----------


PER SHARE INFORMATION
Income/(loss) before extraordinary item                0.10          (0.13)

Gain on Extinguishment of Debt,
net of taxes of $10,000                                  --           0.25

                                                -----------     -----------
Net income per common and common
   equivalent share                             $      0.10    $      0.12
                                                -----------     -----------
                                                -----------     -----------

Weighted average number of common and
   common equivalent shares outstanding           2,387,964      2,347,731

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED:
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                --------------------------
                                                  MARCH 31,     MARCH 31,
                                                    1996          1995
                                                -----------    -----------
Net sales and contract revenues                 $16,692,000    $ 9,839,000
                                                -----------    -----------

Cost and expenses
   Cost of sales                                 13,398,000      8,288,000
   Selling, general and administrative            2,449,000      2,437,000
   Research and development                         360,000        248,000
                                                -----------    -----------
   Total Cost and expenses                       16,207,000     10,973,000
                                                -----------    -----------

Operating income (loss)                             485,000     (1,134,000)

Other income                                         70,000        235,000
Interest expense, net                              (212,000)      (216,000)
                                                -----------    -----------

Income (loss) before income taxes and
extraordinary item                                  343,000     (1,115,000)

Benefit for income taxes                              4,000        936,000

Extinguishment of Debt, net of taxes of $10,000          --        585,000
                                                -----------    -----------

Net income                                      $   347,000    $   406,000
                                                -----------    -----------
                                                -----------    -----------

PER SHARE INFORMATION
Income/(loss) before extraordinary item                 0.15         (0.08)

Gain on Extinguishment of Debt,
net of taxes of $10,000                                   --          0.25

                                                -----------    -----------

Net income per common and common
   equivalent share                             $       0.15   $      0.17
                                                -----------    -----------
                                                -----------    -----------

Weighted average number of common and
   common equivalent shares outstanding            2,387,964     2,328,214

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE PERIODS ENDED:
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                               --------------------------
                                                                 MARCH 31,     MARCH 31,
                                                                   1996          1995
                                                               -----------    -----------
Cash flows from operating activities:
   Net income                                                  $   347,000    $   406,000
   Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization                                712,000        778,000
      Changes in assets and liabilities, net
       (Increase) decrease in accounts receivable               (2,591,000)       287,000
       (Increase) decrease in other current assets                      --             --
       (Increase) decrease in deferred income tax benefit               --             --
       (Increase) decrease in inventories                        2,470,000       (504,000)
       Increase (decrease) in accounts payable
         and accrued expenses                                      860,000        146,000
      Gain on sale of building                                     (75,000)      (175,000)
      Changes in prepaid and deferred taxes                       (121,000)      (187,000)
      Changes in other long-term liabilities                      (152,000)
      Other                                                         36,000       (115,000)
                                                               -----------    -----------
       Net cash provided (used) by operating activities          1,486,000        636,000
                                                               -----------    -----------

Cash flows from investing activities:
   Capital expenditures, net                                      (368,000)      (422,000)
   (Purchase) Sale of Marketable Securities                        171,000        218,000
   Proceeds from sale of Property, Plant & Equipment               172,000        487,000
   Other                                                                --             --
                                                               -----------    -----------
      Net cash provided (used) in investing activities             (25,000)       283,000
                                                               -----------    -----------

Cash flows from financing activities:
   Total payments of debt, gross                                (2,644,000)      (916,000)
   Proceeds from debt                                            1,351,000       (532,000)
   (Purchases) issuances of common stock                                --        359,000
   Cash Dividends                                                       --             --
                                                               -----------    -----------
      Net cash provided (used) in financing activities          (1,293,000)    (1,089,000)
                                                               -----------    -----------

Net increase (decrease) in cash and equivalents                    168,000       (170,000)

   Cash and equivalents at beginning of the period               1,076,000      1,213,000
                                                               -----------    -----------
   Cash and equivalents at end of the period                   $ 1,244,000    $ 1,043,000
                                                               -----------    -----------
                                                               -----------    -----------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                     $   216,000    $    16,000
      Income taxes                                             $        --    $        --


NOTES
  1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (3) to such financial statements included in Form 10-K for the fiscal year ended September 30, 1995.

  2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at March 31, 1996 and September 30, 1995 consist of:


                                MARCH 31,   SEPTEMBER 30,
                                  1996          1995
                               -----------  -------------
     Work-in process           $11,193,000   $13,942,000
     Raw materials               3,088,000     2,794,000
     Spare parts                   717,000       732,000
                               -----------   -----------
                               $14,998,000   $17,468,000
                               -----------   -----------
                               -----------   -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER FISCAL 1996 COMPARED WITH SECOND QUARTER FISCAL 1995

  Net sales increased by $5,809,000 or 138% to $ 10,021,000 in the second quarter of fiscal 1996. Sales in the Uranium Services & Recycle industry segment increased by $989,000 or 93%. The increase in Uranium Services & Recycle industry segment sales was mainly due to increased sales volume of depleted uranium. Sales in the Specialty Metal Products industry segment increased by $344,000 or 11%, largely due to increased sales of beryllium products. Sales in the Penetrator industry segments increased by $4,476,000. The increase in the Penetrator segment was mainly due to an increase in large caliber sales.
  Gross profit in the second quarter increased by $1,618,000 or 674% to $1,858,000. The increase in gross profit was primarily the result of higher volume related margins during fiscal 1996 and an increase in inventory reserves of $575,000 in fiscal 1995. As a percentage of sales, gross profit was 19% as compared to 6% for the second quarter of fiscal 1995.
  Selling, general and administrative expenses decreased by $140,000 or 9% as compared to the second quarter of fiscal 1995. The decrease was the result of higher legal and audit costs during the second quarter of fiscal 1995 which were primarily associated with debt restructuring and the sale of an office building in Acton, Massachusetts. As a percentage of sales, selling, general and administrative expenses decreased to 13% as compared to 35% for the same period a year earlier.
  Other income decreased by $156,000 to $67,000, compared to $223,000 for the second quarter of fiscal 1995. This decrease was primarily due to a gain received from the Company's sale of an office building in Acton, Massachusetts during second quarter of fiscal 1995.
  Interest expense increased by $16,000 to $123,000, from $107,000 for the same period a year earlier. This increase was primarily the result of the Company's higher levels of outstanding debt during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.
  Income taxes benefited during the second quarter of fiscal 1995 and fiscal 1996 were at an effective rate of 2%. The income taxes benefited during the second quarter of fiscal 1995 also included a tax refund of $918,000.

SIX MONTHS FISCAL 1996 COMPARED WITH SIX MONTHS FISCAL 1995


     Net sales increased by $6,853,000 or 70% to $16,692,000 in the first six months of fiscal 1996. Sales in the Uranium Services & Recycle industry segment increased by $1,380,000 or 56%. The increase in the Uranium Services & Recycle industry segment was due primarily to increased production volumes of depleted uranium. Sales in the Specialty Metal Products industry segment increased by $608,000 or 10%, due to increased sales of beryllium products. Sales in the Penetrator segment increased by $4,866,000 or 359%, mainly due to higher large caliber sales.
  Gross profit increased by $1,743,000 or 112% to $3,294,000. The increase in gross profit was primarily the result of higher volume related margins.
As a percentage of sales, gross profit was 20% as compared to 16% for the first six months of fiscal 1995.
  Selling, general and administrative expenses increased by $12,000 or 1% as compared to the first six months of fiscal 1995. As a percentage of sales, selling, general and administrative expenses decreased to 15%, as compared to 25% for the same period a year earlier.
  Other income decreased by $165,000 to $70,000, compared to $235,000 for the same period in fiscal 1995. This decrease was primarily due to a gain received on the sale of an office building in Acton, Massachusetts during the second quarter of fiscal 1995.
  Interest expense decreased by $4,000 to $212,000 from $216,000 for the same period a year earlier.
  Income taxes during the first six months of fiscal 1996 and 1995 were at an effective rate of 2%. The Company has significant unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

SECOND QUARTER  FISCAL 1996 COMPARED WITH FIRST QUARTER FISCAL 1996


  Net sales increased by $3,350,000, or 50% in the second quarter of fiscal
1996 as compared to the first quarter. Sales in the Uranium Services & Recycle industry segment increased by $257,000 or 14%, due to increased sales of remelt services. Sales in the Specialty Metal Products industry segment increased by $314,000 or 10%, primarily due to increased sales of beryllium products. Sales in the Penetrator industry segment increased by $2,779,000 or 161%, mainly due to higher large caliber sales.
  Gross profit increased by $423,000 or 30% to $1,858,000 for the second quarter of fiscal 1996 compared to $1,435,000 for the first quarter. The increase in gross profit was primarily the result of higher volume related margins. As a percent of sales, gross profit was 19%, as compared to 22% for the first quarter of fiscal 1996.
  Selling, general and administrative expenses increased by $242,000 compared to the first quarter of fiscal 1996. As a percentage of sales, selling, general and administrative expenses decreased to 13% for the second quarter of fiscal 1996 as compared to 17% for the first quarter of fiscal 1996.
  Income taxes during the second quarter of fiscal 1996 and the first quarter of fiscal 1996 were at an effective rate of 2%.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at the end of the first six months of fiscal 1996 was $15,337,000, a decrease of $529,000. During the period bank debt was reduced by $1,294,000. Cash and investments at the end of the six month period were $1,244,000, an increase of $168,000 due to cash generated from operations.
  Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $957,000 during fiscal 1996.
  During fiscal 1995, the Company manufactured penetrator blanks in accordance with a contract option with a foreign customer without funding in order to preserve critical skills within the operation. The Company expected payment of $3,030,000 in September 1995 for work performed on penetrator blanks for the foreign customer. On March 26, 1996 the foreign customer entered into an agreement with the Company pursuant to which the foreign customer agreed to pay for the penetrator blank order in three installments. The first and second installments which totaled $1,000,000 and $1,500,000 were received by the Company on March 26, 1996 and April 24, 1996, respectively. The remaining payment is due and payable on June 26, 1996.
The Company believes that receipt of payments totaling $2,500,000 from the foreign customer addresses the basis for the going concern issues raised in the auditors' report on the Company's 1995 financial statements and alleviates the need for concern about the Company's ability to continue as a going concern. On February 15, 1996, the Company and its commercial bank amended the Forbearance and Amendment Agreement dated January 11, 1996 to accommodate receipt of installment payments from the foreign customer instead of a single payment.

                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     a. Exhibits:
          27    Financial Data Schedule
          10.1  First Amendment to Forbearance and Amendment Agreement
                dated February 15, 1996 among Nuclear Metals, Inc., Carolina
                Metals, Inc. and State Street Bank and Trust Company.
     b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended March 31, 1996.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

     By      /s/ Robert E. Quinn
          --------------------------------------------------------
          Robert E. Quinn, President
          Chief Executive Officer

   Date     APRIL 30, 1996
          --------------------------------------------------------

     By      /s/ James M. Spiezio
          --------------------------------------------------------
          James M. Spiezio, Vice President, Finance & Administration Chief Financial Officer

   Date     APRIL 30, 1996
          --------------------------------------------------------


     By      /s/ Rebecca L. Perry
          --------------------------------------------------------
          Rebecca L. Perry, Assistant Controller
          Chief Accounting Officer

   Date     APRIL 30, 1996
          --------------------------------------------------------