Form 10-Q
period 1996-06-30
NUCLEAR METALS INC
filed 1996-08-14
CIK 276331

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    _____________
                                      FORM 10-Q

(Mark One)
                   X  Quarterly Report Pursuant to Section 13 or 15(d) of
                 -----
                         the Securities Exchange Act of 1934
                         for the quarterly period ended June 30, 1996
                                          or
                      Transition Report Pursuant to Section 13 or 15(d) of
                 -----
                         the Securities Exchange Act of 1934
                      for the transition period from_____to_____

Commission File No. 0-8836


                                 NUCLEAR METALS, INC.
                                ----------------------
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
                                            Yes  X          No
                                               ----           ----


As of August 1, 1996 there were issued and outstanding 2,387,964 shares of the Registrant's Common Stock.

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                      FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        INDEX
                                                                     PAGE
Part I.            Financial Information                               2

Item 1.            Financial Statements
                   Consolidated Balance Sheets,
                   June 30, 1996 and September 30, 1995                3

                   Consolidated Statements of Income:
                   Three Months Ended June 30, 1996 and June 30, 1995  4

                   Consolidated Statements of Income:
                   Nine Months Ended June 30, 1996 and June 30, 1995   5

                   Consolidated Statements of Cash Flow:
                   Nine Months Ended June 30, 1996 and June 30, 1995   6

                   Notes to Consolidated Financial Statements          7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 8-11


Part II            Other Information

Item 5.            Other Information                                   12

Item 6.            Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                             13

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PREPARATION OF FINANCIAL STATEMENTS
    The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's most recent Annual Report on Form 10-K.
    The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for any other interim period and the full year.

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                     June 30,     September 30,
                                                      1996             1995
                                                   ------------    ------------
    ASSETS

     Current Assets:
       Cash and cash equivalents                   $    576,000   $   1,076,000
       Restricted Cash                                  250,000              --
       Marketable Securities                                 --         170,000
       Accounts receivable, net of allowances
         for doubtful accounts of $883,000 at
         June 30, 1996 and September 30, 1995         6,365,000       4,730,000
       Inventories                                   15,665,000      17,468,000
       Other current assets                             428,000         343,000
                                                   ------------    ------------
           Total current assets                      23,284,000      23,787,000
                                                   ------------    ------------

     Property, Plant and Equipment                   46,633,000      45,766,000
       Less accumulated depreciation                 31,442,000      30,479,000
                                                   ------------    ------------
       Net property, plant and equipment             15,191,000      15,287,000
                                                   ------------    ------------

     Other assets                                     1,758,000       1,812,000
                                                   ------------    ------------
                                                   $ 40,233,000   $  40,886,000
                                                   ------------    ------------
                                                   ------------    ------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt           $  1,614,000   $   2,405,000
       Accounts payable and accrued expenses          6,628,000       5,516,000
                                                   ------------    ------------
       Total current liabilities                      8,242,000       7,921,000
                                                   ------------    ------------

     Long term obligations                              677,000       2,075,000
                                                   ------------    ------------
     Other long-term liabilities                      3,441,000       3,645,000
                                                   ------------    ------------

     Stockholders' equity:
       Common stock, par value $.10; authorized-
       6,000,000 shares; 2,390,964 issued and
       outstanding for June 30, 1996 and
       2,387,464 issued and outstanding
       for September 30,1995                            239,000         239,000
     Additional paid-in capital                      14,258,000      14,226,000
     Retained earnings                               13,376,000      12,780,000
                                                   ------------    ------------
       Total stockholders' equity                    27,873,000      27,245,000
                                                   ------------    ------------
                                                   $ 40,233,000   $  40,886,000
                                                   ------------    ------------
                                                   ------------    ------------


                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE PERIODS ENDED:
                                     (Unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       1996            1995
                                                   ------------    ------------

     Net sales and contract revenues               $  6,434,000   $   3,753,000
                                                   ------------    ------------

     Cost and expenses
       Cost of sales                                  4,330,000       2,562,000
       Selling, general and administrative            1,312,000       1,052,000
       Research and development                         269,000          94,000
                                                   ------------    ------------
       Total Cost and expenses                        5,911,000       3,708,000
                                                   ------------    ------------

     Operating profit                                   523,000          45,000

     Other income (expense)                            (158,000)          8,000
     Interest expense, net                             (121,000)        (56,000)
                                                   ------------    ------------
     Income (loss) before income taxes                  244,000          (3,000)

     Benefit for income taxes                             5,000          42,000
                                                   ------------    ------------
     Net Income                                    $    249,000   $      39,000
                                                   ------------    ------------
                                                   ------------    ------------


     PER SHARE INFORMATION

     Net Income per common and common
       equivalent share                            $       0.10   $        0.02
                                                   ------------    ------------
                                                   ------------    ------------
     Weighted average number of common and
       common equivalent shares outstanding           2,390,964       2,369,364

                                         -4-

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE PERIODS ENDED:
                                     (Unaudited)



                                                         Nine  Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       1996            1995
                                                   ------------    ------------

     Net sales and contract revenues               $ 23,126,000    $ 13,592,000
                                                   ------------    ------------

     Cost and expenses
       Cost of sales                                 17,729,000      10,850,000
       Selling, general and administrative            3,760,000       3,490,000
       Research and development                         629,000         342,000
                                                   ------------    ------------
       Total Cost and expenses                       22,118,000      14,682,000
                                                   ------------    ------------

     Operating income (loss)                          1,008,000      (1,090,000)

     Other income (expense)                             (88,000)        243,000
     Interest expense, net                             (333,000)       (271,000)
                                                   ------------    ------------

     Income (loss) before income taxes and
     extraordinary item                                 587,000      (1,118,000)

     Benefit for income taxes                             9,000         978,000

     Extinguishment of Debt, net of taxes of
          $10,000                                            --         585,000
                                                   ------------    ------------

     Net Income                                    $    596,000    $    445,000
                                                   ------------    ------------
                                                   ------------    ------------

     PER SHARE INFORMATION
     Income/(loss) before extraordinary item               0.25           (0.06)

     Gain on Extinguishment of Debt,
     net of taxes of $10,000                                 --            0.25
                                                   ------------    ------------
     Net Income per common and common
       equivalent share                            $       0.25    $       0.19
                                                   ------------    ------------
                                                   ------------    ------------

     Weighted average number of common and
       common equivalent shares outstanding           2,388,964       2,358,547

                                         -5-

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                FOR THE PERIODS ENDED:
                                     (Unaudited)


                                                        Nine  Months Ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       1996            1995
                                                   ------------    ------------

Cash flows from operating activities:
     Net income                                    $    596,000   $     445,000
     Adjustments to reconcile net income
       to net cash provided (used) by operating
       activities:
     Depreciation and amortization                    1,101,000       1,158,000
     Changes in assets and liabilities, net
       (Increase) decrease in accounts receivable    (1,635,000)        697,000
       (Increase) decrease in inventories             1,803,000      (2,174,000)
       (Increase) decrease in other current assets      (85,000)        (67,000)
       Increase (decrease) in accounts payable and
         accrued expenses                             1,112,000         489,000
     Change in other long-term liabilities             (204,000)             --
     Gain on sale of building                           (75,000)       (175,000)
     Other Assets                                        54,000        (124,000)
                                                   ------------    ------------
       Net cash provided (used) by operating
         activities                                   2,667,000         249,000
                                                   ------------    ------------

Cash flows from investing activities:
     Capital expenditures, net                       (1,102,000)       (611,000)
     (Purchase) Sale of Marketable Securities           170,000         325,000
     Proceeds from sale of Property, Plant &
       Equipment                                        173,000         487,000
     Other                                                   --              --
                                                   ------------    ------------
     Net cash provided (used) in investing
       activities                                      (759,000)        201,000
                                                   ------------    ------------

Cash flows from financing activities:
     Total payments of debt, gross                   (4,153,000)     (3,594,000)
     Proceeds from bank debt                          1,963,000       2,400,000
     (Purchases) issuances of common stock               32,000         398,000
                                                   ------------    ------------
     Net cash provided (used) in financing
       activities                                    (2,158,000)       (796,000)
                                                   ------------    ------------

Net increase (decrease) in cash and equivalents        (250,000)       (346,000)
     Cash and equivalents at beginning of the
       period                                         1,076,000       1,213,000
                                                   ------------    ------------
     Cash and equivalents at end of the period     $    826,000   $     867,000
                                                   ------------    ------------
                                                   ------------    ------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest, net of amounts capitalized          $    349,000   $      65,000
     Income taxes                                  $         --   $          --

                                         -6-

NOTES
    1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (3) to such financial statements included in Form 10-K for the year ended September 30, 1995.

    2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at June 30, 1996 and September 30, 1995 consist of:


                                           June 30,               September 30,
                                             1996                     1995
                                          ----------             -------------

    Work-in process                    $ 12,116,000             $ 13,942,000
    Raw materials                         2,812,000                2,794,000
    Spare parts                             737,000                  732,000
                                       ------------             -------------
                                       $ 15,665,000             $ 17,468,000
                                       ------------             -------------
                                       ------------             -------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1996 COMPARED WITH THIRD QUARTER FISCAL 1995

    Net sales increased by $2,681,000 or 71% to $ 6,434,000 in the third quarter of fiscal 1996. Sales in the Uranium Services & Recycle industry segment increased by $995,000 or 97% due to production of depleted uranium alloy material for use in the United States Enrichment Corporation (USEC) Atomic Vapor Laser Isotope Separation process (AVLIS). Sales in the Specialty Metal Products industry segment increased by $970,000 or 36%, primarily as a result of increased sales of beryllium products. Sales in the Penetrator industry segment increased by $716,000, due to the increase of large caliber penetrator sales.
    During third quarter of fiscal 1996, the Company reduced its workforce from 55 to 23 employees at the Carolina Metal's (CMI) facility due to reduced production requirements resulting from the completion of a multi-year contract for the manufacture of depleted uranium. All severance and payroll related costs associated with the reduction are included in third quarter results. Currently CMI is operating at approximately 40% capacity on a one shift basis. Based on backlog as of June 30, 1996 CMI would run at this percentage through fiscal 1996 and 1997. The Company continues to pursue alternate production contracts. The under-utilized capacity will be evaluated on an on-going basis.
    Gross margin in the third quarter was $2,104,000. An improvement of $913,000 from the prior year's $1,191,000. As a percentage of sales, gross margin was 33% as compared to 32% for the third quarter of fiscal 1995. The minimal change in gross margin as a percentage of sales is primarily attributable to increased sales volumes during the third quarter of fiscal 1996 coupled with a reduction of inventory reserves of $575,000 during the third quarter of fiscal 1995.
    Selling, general and administrative expenses increased by $260,000 or 25% as compared to the third quarter of fiscal 1995. The increase is primarily due to an increase in employees to support the growth in business. As a percentage of sales, these expenses decreased to 20% as compared to 28% for the same period a year earlier, as a result of sales increasing at a higher rate than expenses.
    Other expense increased by $166,000 to $158,000, compared to other income of $8,000 for the third quarter of fiscal 1995. The increase in other expense is primarily from a $150,000 restructuring fee associated with amendments to the Company's credit facility.
    Interest expense increased by $65,000 to $121,000, from $56,000 for the same period a year earlier as a result of higher interest rates and fees associated with outstanding debt during third quarter of fiscal 1996.
    Income taxes provided for during the third quarter of fiscal 1996 was at an effective rate of 2% offset by a benefit of a tax refund of $12,000. The Company has significant unrecognized net operating loss carryforwards resulting in a minimal effective tax rate. The income tax benefit for the third quarter of fiscal 1995 includes a tax refund of $42,000.

NINE MONTHS FISCAL 1996 COMPARED WITH NINE MONTHS FISCAL 1995

      Net sales increased by $9,534,000 or 70% to $23,126,000 in the first nine months of fiscal 1996. Sales in the Uranium Services & Recycle industry segment increased by $2,375,000 or 68%, primarily due to increased sales of depleted uranium metal and depleted uranium alloy material for the AVLIS program. Sales in the Specialty Metal Products industry segment increased by $1,578,000 or 18%, largely due to increased sales of beryllium products. Sales in the Penetrator segment increased by $5,581,000 or 400% primarily resulting from higher large caliber penetrator sales.
    Gross margin increased by $2,655,000 or 97% to $5,397,000. The higher gross margin is a result of increased sales volume during fiscal 1996. As a percentage of sales, gross margin was 23% as compared to 20% for the first nine months of fiscal 1995.
    Selling, general and administrative expenses increased by $270,000 or 8% as compared to the first nine months of fiscal 1995. This increase was the result of higher sales volume during fiscal 1996. As a percentage of sales, these expenses decreased to 16%, as compared to 26% for the same period a year earlier.
    Other expense increased by $331,000 to $88,000, compared to other income of $243,000 for the same period in fiscal 1995. This was primarily due to restructuring fees associated with amendments to the credit facility coupled with a gain recognized during the second quarter of fiscal 1995 on the sale of an office building in Acton, Massachusetts.
    Interest expense increased by $62,000 to $333,000, from $271,000 for the same period a year earlier. This increase was primarily a result of higher interest rates and fees on outstanding debt during fiscal 1996.
    Income taxes provided during the first nine months of fiscal 1996 were at an effective rate of 2% resulting from unrecognized net operating loss carryforwards offset by a benefit of tax refunds of $21,000. The income tax benefit for the nine months ended June 30, 1995 included tax refunds received of $960,000.

THIRD QUARTER FISCAL 1996 COMPARED WITH SECOND QUARTER FISCAL 1996

    Net sales decreased by $3,587,000, or 38% in the third quarter of fiscal 1996 as compared to the second quarter. Sales in the Uranium Services & Recycle industry segment decreased by $34,000, or 2% primarily due to increased AVLIS sales offset by lower depleted uranium metal sales. Sales in the Specialty Metal Products industry segment decreased by $196,000 or 6%, primarily due to decreased sales of beryllium products offset by an increase in sales of commercial depleted uranium and medical powders. Sales in the Penetrator industry segment decreased by $3,749,000 or 83%. The sales decrease in the Penetrator industry segment was mainly due to lower large caliber sales.
    Gross profit increased by $246,000 or 13% to $2,104,000 for the third quarter of fiscal 1996, compared to $1,858,000 for the second quarter. As a percentage of sales, gross profit was 33%, as compared to 19% for the second quarter of fiscal 1996, primarily a result of the change in product sales.
    Selling, general and administrative expenses decreased by $33,000 compared to the second quarter of fiscal 1996. As a percentage of sales, these expenses increased to 20% for the third quarter of fiscal 1996 as compared to 13% for the second quarter of fiscal 1996.
    Income taxes provided for during the third quarter of fiscal 1996 and the second quarter of fiscal 1996 were at an effective rate of 2%. The income taxes benefited during the second and third quarter of fiscal 1996 included the benefit of a tax refund of $12,000 and $9,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
    Working capital at the end of the first nine months of fiscal 1996 was
$15,042,000, a decrease of  $824,000.   Cash and investments at the end of this
nine month period were $826,000, a decrease of $250,000 from September 30, 1995. This is primarily due to the repayment of debt and capital investments.
    The Company expects that, given adequate funds, capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company has spent $1,102,000 on capital this fiscal year and anticipates it will spend approximately $1,200,000 by fiscal 1996 year end. The capital requirements will be funded through existing cash balances.
    During the fiscal 1996 third quarter, the Company entered into a Second Amendment to the Forebearance and Amendment Agreement dated January 11, 1996 with its working capital lender. This agreement was amended to continue the extension of credit facilities based upon receipt of the last payment from a foreign customer which the Company received on July 1, 1996. The amendment changed the formula used to determine eligibility to receive funds under the Company's credit facility dated March 30, 1995. As of June 30, 1996 the Company had $2,250,000 in letters of credit and $900,000 cash advance outstanding on the $3,250,000 credit facility.
    In a current report on Form 8-K which was filed by the Company on July 23, 1996 the Company reported that it had received notice from the United States Nuclear Regulatory Commission ("NRC") that the NRC believed that the Company has not yet provided satisfactory financial assurances pursuant to the NRC regulations for the eventual cost of decommissioning its facility in Concord, Massachusetts. The Company is currently taking all necessary steps to attempt to comply with the NRC regulations to avoid any formal action by the NRC which could impair the Company's NRC licenses, which are necessary for the Company to continue its current depleted uranium business. The Company expects that unless these licensing issues are resolved, its bank will not advance further funds under its credit facility. Any decision on the part of the bank to refrain from advancing additional funds could have a material adverse impact upon the Company's results of operations and financial condition. There can be no assurance that the Company will be able to satisfy the NRC with respect to the licensing requirements, as the Company's financial resources would not be adequate to meet NRC financial assurances requirements. The Company will require the cooperation of the US Government to satisfy these requirements. Reference is hereby made to the aforementioned current report on Form 8-K which is hereby incorporated herein by such reference.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a.   Exhibits:
         10 Second Amendment to Forebearance and Amendment Agreement dated as of June 4, 1996 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.

         27 Financial Data Schedule

    b. No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

         By        /s/ Robert E. Quinn
                   ---------------------------------------------------
                   Robert E. Quinn, President
                   Chief Executive Officer

         Date      August 14, 1996
                   ---------------------------------------------------


         By        /s/ James M. Spiezio
                   ---------------------------------------------------
                   James M. Spiezio, Vice President, Finance & Controller Chief Financial Officer

         Date      August 14, 1996
                   ---------------------------------------------------


         By        /s/ Rebecca L. Perry
                   ---------------------------------------------------
                   Rebecca L. Perry,  Assistant Controller
                   Chief Accounting Officer

         Date      August 14, 1996
                   ---------------------------------------------------