Form 10-K
period 1996-09-30
NUCLEAR METALS INC
filed 1996-12-30
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ____________

                                  FORM 10-K

(Mark One)
             __X__Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934 (Fee Required)
                  for the fiscal year ended September 30, 1996
                                      or
             _____Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (No Fee Required)
                     for the transition period from_____to_____

Commission File No. 0-8836

                              NUCLEAR METALS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                  04-2506761
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                              IDENTIFICATION NO.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes__X__  No____

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. _____


The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $14,070,618 as of December 13, 1996.


As of December 13, 1996, there were issued and outstanding 2,392,014 shares of the Registrant's Common Stock, $.10 par value.
                                __________________

DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (Items 5,6,7,8 and 14)

                               NUCLEAR METALS, INC.
                       Securities and Exchange Commission

Item Numbers and Description                                           PAGE
----------------------------                                           ----
                                     PART I

ITEM 1.  Business                                                         3

ITEM 2.  Properties                                                      21

ITEM 3.  Legal Proceedings                                               22

ITEM 4.  Submission of Matters to a Vote of Security Holders             22


                                    PART II

ITEM 5.  Market for the Registrant's Common Equity                       23
  and Related Stockholder Matters

ITEM 6. Selected Financial Data                                          24

ITEM 7. Management's Discussion and Analysis of Financial                24
  Condition and Results of Operations

ITEM 8. Financial Statements and Supplementary Data                      24

ITEM 9. Changes in and Disagreements with Accountants                    24
  on Accounting and Financial Disclosure

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant              25

ITEM 11. Executive Compensation                                          27

ITEM 12. Security Ownership of Certain Beneficial Owners                 36
  and Management

ITEM 13. Certain Relationships and Related Transactions                  38

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports              39
  on Form 8-K

SIGNATURES                                                               43

INDEX TO AUDITORS REPORT AND FINANCIAL STATEMENT SCHEDULE                45


Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The closing price of the Company's Common Stock as reported by NASDAQ for trading on December 13, 1996 was $18.00. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

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


The Company participates in the uranium services and recycling industry segment primarily through its wholly-owned subsidiary, Carolina Metals, Inc. ("CMI") located in Barnwell, South Carolina. The uranium services and recycling segment of the Company's market segments include: (1) the manufacture of uranium tetrafluoride (UF(4)) and depleted uranium metal through chemical conversion processes; and (2) the recycling of various metals from decommissioned nuclear sites. (SEE "INDUSTRY SEGMENT INFORMATION," elsewhere herein)


     As of September 30, 1996 the Company had 190 employees.

INDUSTRY SEGMENT FINANCIAL INFORMATION

     The following table sets forth certain information regarding the revenue, operating profit and identifiable assets attributable to the three industry segments in which the Company operates.


                                                    YEAR ENDED


                                        Sept. 30,     Sept. 30,    Sept. 30,
                                          1996          1995          1994
                                          ----          ----          ----
                                                   (In Thousands)

Net Sales and Contract Revenues:
  Uranium Services & Recycle          $   6,189      $   4,969     $   4,752
  Specialty Products                     13,730         12,102          7,284
  Depleted Uranium Penetrators            8,775          1,714          6,968

Operating Profit(Loss):
  Uranium Services & Recycle          $  (2,700)     $    (996)    $   (5,409)
  Specialty Products                      1,432           (341)          (162)
  Depleted Uranium Penetrators             (942)          (237)        (5,033)

Identifiable Assets:
  Uranium Services & Recycle          $  13,749      $  16,609     $   16,772
  Specialty Products                      6,195          5,140          5,646
  Depleted Uranium Penetrators            8,441         12,158          9,863


See Note 14 of Notes to Consolidated Financial Statements.
__________________________________________


     The Company does not have any foreign operations. The Company does have export sales which accounted for 28% of net sales for the most recent fiscal year ended September 30, 1996. In the prior two fiscal years, 1995 and 1994, export sales were 33% and 37%, respectively.


     The following is a general description of the Company's three business segments. For additional information concerning developments in these business segments during fiscal 1996, reference is made to pages 4 through 11 of the Company's 1996 Annual Report, which is incorporated herein by reference and is included as Exhibit 13.

URANIUM SERVICES & RECYCLE

     The Company's Uranium Services and Recycle business segment includes the manufacture of depleted uranium and of uranium tetrafluoride, the recycle of various low level radioactive metals, the production of DUCRETE-TM-, and the supply of depleted uranium alloy material for use in United States Enrichment Company's (USEC) Atomic Vapor Laser Isotope Separation (AVLIS) program.

Manufacture of Depleted Uranium
     A large-scale production contract from a foreign customer for depleted uranium metal, produced at the CMI facility, was completed in 1996.

Recycle of Low Level Radioactive Metals

     The Company successfully completed a program in September, 1995 with Westinghouse Savannah River Company to demonstrate the beneficial reuse of contaminated stainless steel from the Department of Energy (DoE). The program demonstrated the technical feasibility and economic soundness of recycling radioactively contaminated steel into storage drums and boxes for containment of various radioactive wastes at DoE sites. This pilot program is significant due to the large number of facilities within the DoE that were engaged in production of nuclear materials for our national defense that have substantial quantities of contaminated stainless steel that would benefit from the beneficial reuse program. These facilities contain millions of tons of carbon steel and stainless steel in the form of structural components and various types of processing equipment. Through beneficial reuse of contaminated steel scrap, the DoE will be able to reduce the volume of low-level radioactive waste in a cost-effective manner. In addition to the DoE facilities, it is estimated that an additional several million tons of low-level contaminated steel will be generated as a result of decommissioning the more than 100 currently operating commercial nuclear power plants over the next 30 years. The Company continues to pursue additional contracts in this product area.

     During fiscal 1996, the Company teamed with ALARON Corporation in Cayce, SC to offer services to remelt slightly contaminated steel at the Company's CMI location. The resultant metal is used in shielding applications through an interlocking shield called the RAM-LOC-TM- shielding block. Radioactively contaminated steel remelt services are offered at only two other facilities in the United States.

Production of  Ducrete-TM-
     The Company has licensed the production rights for a new product known as DUCRETE-TM-. DUCRETE-TM- shielding was developed by the Idaho National Engineering Laboratory as a potential shielding for spent fuel and high level radioactive waste casks. DUCRETE-TM- is a uranium oxide aggregate that is combined with concrete to form a stable and economical shielding. The Company is actively pursuing the DoE to convert its 55,000 metric tons of Uranium Hexaflouride into Depleted Uranium aggregate for DUCRETE shielding production.

Supply of Depleted Uranium Alloy

      The Company supplies Depleted Uranium (DU) alloy material to the USEC for use as Atomic Vapor Laser Isotope Separation (AVLIS) feedstock material. AVLIS is expected to replace the current gaseous diffusion process for separating the fissionable isotope, U235, from natural uranium within the next ten years. The Company has offered conversion services to the USEC for converting Depleted Uranium Hexaflouride (UF(6)) to Uranium Tetraflouride (UF(4)). This work would be performed at the Company's CMI facility. The Company believes that USEC has a need for conversion of approximately 15-20 million pounds annually.


     The Company continues to be the primary supplier of AVLIS feedstock material. However, other companies are attempting to compete for future business. The Company's South Carolina facility is the country's only active facility for converting UF6 to UF4.


SPECIALTY METAL PRODUCTS


     The Company has several specialty metal products, including: beryllium products; specialty, medical, and aerospace powders; and a variety of advanced metal products and services for aerospace, energy, and commercial applications.


Beryllium Products

     The Company completed major development activities to fully utilize its patented Beralcast-Registered Trademark- investment cast beryllium aluminum alloy for production applications. Beralcast-Registered Trademark-, a registered trademark, is a patented engineering material used in electronic and secondary structural applications for advanced missiles, helicopters, and a variety of other aerospace and avionics applications. Cost and weight pressures on today's design engineers demand a transition to lightweight, strong, and high stiffness materials such as NMI's patented Beralcast-Registered Trademark-. The alloy offers 3 1/2 times the stiffness of aluminum with 22% less weight and is investment castable to net and near net shape. Lockheed Martin Corporation continues to view NMI's Beralcast-Registered Trademark- hardware for the Electro Optic Sensor System
(EOSS) as the highest priority for provision of Comanche program funding.
The Company was awarded Lockheed Martin's Small Business of the Year Award for 1995 based on the Company's successes in the Beralcast product area.

     High performance defense applications for Beralcast-Registered Trademark-where cost premiums are permissible include: the Comanche (Advanced Attack Helicopter), the F-22 (Advanced Tactical Fighter), the PAC-3 (the updated Patriot missile), the French

Rafael (Advanced Fighter Aircraft), and a number of other advanced design programs. In addition, design engineers at various aerospace, computer, and electronic firms, are designing this new engineering material into emerging systems. Commercial uses for Beralcast-Registered Trademark- are expected to be introduced as production costs, which include the current high cost of beryllium input metal, are reduced. The Company also continues to produce seamless beryllium tubes for satellite applications. Introduction of extruded Beralcast-Registered Trademark- tubing for satellites is a unique opportunity to supplant expensive graphite composites. The Company's extrusion technology has been successfully demonstrated in the recent manufacture of tubing struts for the Comanche EOSS.

Advanced Metal Products and Services
     Highly-reliable bi-metallic tubes, manufactured by a proprietary NMI process, are used by aerospace and nuclear companies to join dissimilar metals. Extruded tubes, bars, castings, and shapes of a variety of metals and alloys are used as finished products or for further processing in a variety of industrial applications.

     The Company uses its large capacity for fabrication of depleted uranium components to produce shielding for cancer therapy units, Industrial Radiography, and Commercial/Government Nuclear applications. The Company also recycles DU armor scrap for remelt into rolling slabs for the Amy's M1A2 Main Battle Tank Program.

Metal Powders
     The Company manufactures metal powders by proprietary processes called the Rotating Electrode Process-TM- (REP) and the Plasma Rotating Electrode Process-TM- (PREP), which produce spherical metal particles within a relatively controllable size range.

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

     Management believes that the metal powders produced by its manufacturing processes offer significant advantages for certain product applications compared with metal powders produced by other processes. In particular, the processes produces inherently "cleaner" powders, more uniformly spherical particles and a higher percentage of particles within the desired size range from a given amount of raw material.

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

     Key competitive factors in the metal powders market are price and the ability to meet exact dimensional, metallurgical and other specifications. The steel powder marketed by the Company for photocopy applications competes with powders produced by larger manufacturers. The Company believes that the quality of its powder used in the photocopy processes helps to offset any price advantage that may exist for competing powders in this price sensitive market.

     The principal raw material for the Company's steel powder is cold-rolled steel bars, which are readily available. Other metal powders are manufactured to customer specifications, and the metals for these powders are generally available for purchase in job lots from specialty metal suppliers.

     The Company holds three U.S. patents relating to developments in Rotating Electrode Process production equipment, which provide patent rights through the year 2001. These patents also are filed and effective in the principal industrialized European countries, Canada, Israel and Japan. Management believes that, although the original patent on the Rotating Electrode Process machine expired in July 1980, the development patents continue to benefit the Company's competitive position in the Metal Powders market. It is also the opinion of management that the technical expertise which has evolved from the development and manufacture of metal powders is of equal importance in maintaining the Company's competitive position.

DEPLETED URANIUM PENETRATORS

          The Company believes it is a technological leader in the manufacture of depleted uranium penetrators. Depleted uranium (DU) is a dense, heavy metal that is 68% heavier than lead. Because of its density and workability, DU is an effective low-cost material for anti-armor ammunition and is used in numerous United States Government and foreign government weapons systems. DU is a low-level radioactive material which is a by-product of the production of enriched uranium for nuclear fuel and weapons.

     The Company is one of two domestic DU penetrator manufacturers. Competition to supply penetrators is price sensitive. The principal DU products manufactured by the Company, referred to as penetrators, have application in various military gun systems. The Company generally sells penetrators directly to prime ammunition contractors. The U.S. Government has funded and owns a portion of the manufacturing machinery and equipment used by the Company for producing penetrators.


     In fiscal 1995, the Company was awarded an M829A2 penetrator production contract with options extending production to the year 1999. This contract is subject to appropriations by the Government. The Company is currently in production on the second option of this contract. Management strongly believes the Government will exercise the remaining options on the contract. The Company will continue to pursue both domestic and foreign military depleted uranium penetrator production requirements.


     The Company believes that foreign military sales of the U.S. ABRAMS tank could result in additional foreign military requirements for DU penetrators in future fiscal years. Additionally, the Company received a purchase order for DU products from a UK customer to support its UK based manufacture of tank ammunition containing DU penetrators during December, 1996.


SIGNIFICANT CUSTOMERS

     Olin Corporation is a significant customer of the Company's Depleted Uranium Penetrator segment. In fiscal 1996, sales to Olin accounted for 20% of net sales. The Company currently is under contract to provide Olin with 120mm penetrators for the U.S. Army's ABRAMS Tank program with options extending another three years. If Olin were lost as a customer, this would have a material adverse effect on the Company.

     Lockheed Martin Corporation (LMC) is a significant customer of the Company's Specialty Products segment. In fiscal 1996, sales to LMC accounted for 16% of sales. The Company is currently under several contracts with LMC to provide Beralcast-Registered Trademark- hardware for the Comanche
Helicopter Program.   The loss of LMC as a customer would have a material
adverse effect on the Company.


     Cogema, of France, is a significant customer of the Company's Uranium Services & Recycle segment. In fiscal 1996, sales to Cogema accounted for 14% of net sales. In March of 1996, the Company completed its multi-year contract to provide Cogema with depleted uranium. The loss of Cogema as a customer has had a material adverse effect of the Company's Uranium Services & Recycle segment. (See "Management's Discussion and Analysis of Operations", pages 16-19, in the Registrant's 1996 Annual Report to Stockholders, which is included in this Report as Exhibit 13)


     Royal Ordnance, U.K. defense contractor, is also a significant customer of the Company's Depleted Uranium Penetrator segment. In fiscal 1996, sales to Royal Ordnance accounted for 11% of net sales. The Company has a purchase order from Royal Ordnance for the purchase of $8.5 million of penetrator blanks. If Royal Ordnance were lost as a customer, this would have a material adverse effect on the Company.

     Lockheed Idaho Technology Company (LITCO) is another significant customer of the Company's Specialty Metals Products segment. In fiscal 1996, sales to LITCO accounted for 4% of net sales (See Note 2 of Notes to Consolidated Financial Statements). The Company currently is under contract with Lockheed Idaho Technology Company to produce, from furnished DU recycle metal, DU castings for the U.S. Army's heavy armor tank program. This contract continues to have options for several additional years. The loss of LITCO as a customer would have a material adverse effect on the Company.

MARKETING


     The Company relies on a variety of marketing strategies including advertising and direct sales. Technical papers given at industry symposia, presented by both NMI and in conjunction with customers, are also used as marketing vehicles for the Company's advanced metal products and services. Strategic alliances are being developed with several key customers to strengthen the Company's customer and product base into the future and to reduce costs through joint research and development and marketing efforts.


     Understanding the importance of Design-To-Cost principles, especially those of Lockheed Martin Corporation, is tantamount to strategic teaming with our Beralcast-Registered Trademark- customers. Concentrated efforts on cost reduction in the form of Concurrent Engineering, low cost Beryllium input metal production, facility expansion, and other efforts, add value for future sales volumes. NMI has introduced Nucast, our Beralcast-Registered Trademark-teammate, to these cost reduction ideas which will form the basis for improved cost competitiveness in the future. Direct marketing efforts are increasing.

     The Company is committed to expanding its product and customer base for metal powders. Market demands for fine metal powders, for re-consolidation or incorporation into metal matrix composites, are on the rise and we are positioning ourselves to exploit these opportunities. Novel product requirements for our advanced metal products and services will continue to receive the utmost attention for expansion of our product base.

     Uranium Services and Recycling activities are being directly marketed out of the Company's Oak Ridge, Tennessee and Idaho Falls, Idaho offices. Efforts to enhance the Company's reputation as a supplier with high value products are being strengthened through improved service, added advertising and increased presence in the marketplace.

BACKLOG

     The following table sets forth certain information with respect to the backlog of the Company's business segments at September 30, 1996 and September 30, 1995 including the portions thereof represented by orders from the Company's principal customers, COGEMA, Lockheed Martin, Lockheed Idaho and Olin Corporation. The backlog for the Company is affected by the timing of orders from these customers. The Company believes all orders in backlog are firm.

                                                 1996              1995
                                                 ----              ----
                                                     (In Thousands)

Uranium Services & Recycle
  COGEMA                                       $    --           $  4,262
  Other                                          1,827                 84
                                                ------             ------
    Total                                        1,827             4,346
                                                ------             ------

Specialty Metal Product
  Lockheed Martin                              $ 4,664            $ 5,951
  Lockheed Idaho                                 1,970              1,053
  Other                                          5,868              5,052
                                                ------             ------
    Total                                       12,502             12,056
                                                ------             ------

Depleted Uranium Penetrators
  Olin Corp.                                     8,738             14,299
  Other                                            181                  8
                                                ------             ------
    Total                                        8,919             14,307
                                                ------             ------
  Company Total                                $23,248            $30,709
                                                ======             ======

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

RESEARCH AND DEVELOPMENT ACTIVITIES


     The Company engages in research and development activities for departments and agencies of the U.S. Government and commercial customers. During the last fiscal year, research has involved many product areas. The highlights of R&D activities in the uranium services & recycle product segment include recycling processes for radioactively contaminated steel scrap, uranium production technology for AVLIS feedstock, removal of uranium from MgF(2) slag, conversion of UF(4) to uranium oxide, and the manufacture of Ducrete as a means of incorporating depleted uranium oxide aggregate in a cement matrix to make shielded concrete structures. Activities in the Specialty Metal Products segment include extensive mechanical property characterization of the Company's patented Beralcast-TM- alloys to establish S basis allowable for inclusion in MIL Handbook 5, an alternate casting and forming process for manufacture of Beralcast-TM- alloys, and developing a method for producing fine metal powders. A portion of the research and product development efforts is performed through funded contracts.



     The Company also funds certain research and development activities, and funds other work through cost partnership arrangements with selected customers where there is potential for utilizing proprietary technology or specialized resources not directly available to the Company. Internal research and development funding has the objective of improving manufacturing techniques and developing new products. The Company employs a staff of five Ph.D. technologists with backgrounds in chemistry, mechanical and metallurgical engineering to conduct research and new product development. In addition, the Company added to the R&D staff a former Government scientist who is the inventor and patent holder for its DucreteTM technology. The cost for Company-sponsored research and development activities was $876,000 in fiscal 1996 and $439,000 in fiscal 1995. Total revenues from customer-funded research and development were $1,812,000 in fiscal 1996 and $557,000 in fiscal 1995. These revenues are included in the revenues of the industry segment to which the research and development relates.


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


     The presence and use in the Company's operations of materials with hazardous characteristics subjects the Company to regulation and scrutiny by various governmental agencies. Management believes that the Company is presently in compliance in all material respects with existing federal, state and local regulations and has no knowledge of any threatened actions against the Company for violations of any such laws, statutes or regulations, except as described below under "Concord Site Remediation and Decommissioning Planning requirements" and in Item 3 below. However, the potential effects of evolving legislation and regulations affecting the Company's business cannot be predicted.



     In the process of manufacturing depleted uranium products, the Company generates small amounts of low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. With the closing of the Barnwell, South Carolina, low-level radioactive waste repository to out-of-region generators in July 1994, the Company began storing waste on site in Concord and Barnwell. Interim storage is permitted under the Company's NRC license. At present, the Barnwell repository remains available for use by the Company's Carolina Metals, Inc. facility. The Company has made provision to accommodate an extended period of interim storage of waste within existing buildings in Concord as the state government works toward a regional solution. At the same time, the Company has made significant progress in developing and instituting alternatives to disposal of its waste. The Company intends to continue the development of technologies and processes aimed at eliminating the generation of waste materials associated with its manufacturing process.


     For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing with lime and discharging the neutralized mixture to a holding basin on its premises in Concord, Massachusetts. In 1986 the holding basin was covered with Hypalon, an impervious material used to prevent rain and surface run-off water from leaching through the holding basin. The Company now uses a proprietary "closed loop" process that it developed to discontinue such discharges. The Company believes that both practices were and are in compliance with all applicable regulations. For a discussion of the status of remediation of the holding basin at the Company's Concord facility, see "Concord Site Remediation and Decommissioning Planning Requirements" elsewhere herein.

CONCORD SITE REMEDIATION AND DECOMMISSIONING PLANNING REQUIREMENTS



The Company is required to maintain certain licenses issued by the United States Nuclear Regulatory Commission ("NRC") and the South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina, respectively. Under applicable licensing regulations pertaining to decommissioning and disposal of certain hazardous materials ("D&D") at licensed sites, the Company submitted to the NRC a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its Concord Facility, at an estimated cost of $11.7 million. (This revised estimate is approximately $2 million lower than the original estimate because of lower than expected costs of decontamination resulting from utilization of the Company's expanded capabilities for metal melt at its CMI facility.) The Company is also required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company has also recently submitted to DHEC a DFP for the possible future decommissioning of its CMI facility, at an estimated cost of $2.8 million and is also required to provide financial assurances for decommissioning this facility.


     Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. Based on the terms of certain contracts that the Company entered into with the United States Government to process such depleted uranium materials, the Company believes that such materials continue to be owned by the United States Government and that the United States Government is obligated, under applicable law, to pay for its percentage of eventual D&D. The Company's

DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit which have been issued by the Company's bank and restricted cash held in trust by the Company's bank support the Company's D&D obligations for each of its two facilities.


     The Company had requested partial exemption from the NRC for the regulatory D&D financial assurances requirements as they pertain to Government owned materials. By letter dated July 16, 1996, the NRC's Division of Nuclear Materials Safety (Region I) (the "Division") denied the Company's request for partial exemption from certain aspects of the D&D financial assurances and directed that, within 60 days of the Division's letter, the Company provide satisfactory financial assurances from either the Company or Government sources. In its letter, the Division indicated that it will accept, as a satisfactory assurance, a Statement of Intent ("SOI") in compliance with 10 CFR 40.36(e)(4) from the United States Army or another Government agency to the effect that such agency intends to fund any costs for which the Company has not directly provided financial assurances, subject to public appropriation of required funds. In its letter, the Division indicated that failure to meet the NRC's requirements by September 14, 1996, could result in enforcement action, possibly in the form of a civil penalty, or by license modification, suspension or revocation. Based on Memorandum of Decision (see next paragraph) such an action would have had the effect of preventing the Company from fulfilling its obligations to a substantial portion of its customer base and, accordingly, would have had a material and adverse impact on the Company's results of operations and financial position.


     The United States Army, in a Memorandum of Decision dated September 13, 1996, determined pursuant to Public Law 85-804, that it should fund remediation of the Concord holding basin site as well as D&D related to the Concord facility, based in part on the Army's determination that the Company's activities are essential to the national defense. The Army's Memorandum of Decision contained certain limits on funding of the holding basin remediation based upon the Company's current estimates of future costs, which are subject to change based upon a number of factors, such as the timing of the actual remediation and actual costs at the time of completion of the remediation. The Company remains comfortable with its current estimates with respect to remediation of the Concord site assuming remediation as planned. In addition, the remediation of the holding basin is subject to the usual government appropriation process. As a result of the decision, the Company has reversed a previously established $3.4 million reserve for the holding basin. D&D costs for the Concord facility are to be awarded to the Company as part of ongoing contracts, but the Army has provided written assurances (also subject to funding appropriations) of its intention to provide funding for D&D costs at the Concord facility under future contracts or, in the event that no future contracts were awarded (which the Army has indicated is unlikely in view of its current plans), under an existing contract. The actual remediation will proceed pursuant to a modification of an existing government contract, the terms of which have not yet been determined but will presumably be consistent with the Memorandum of Decision.

     The Company believes that the Memorandum of Decision, together with correspondence from the Army clarifying its intent with respect to the same, should satisfy the NRC with respect to the sufficiency of the Company's DFP for the D&D requirements, although the NRC has not responded or taken action to allow renewal of the Company's license. DHEC has not yet responded with respect to the DFP which the Company has submitted with respect to its South Carolina facility. The Company believes that, in the event that DHEC requires assurances from the Army with respect to what the Company believes is the Army's share of the estimated potential cost of D&D at the CMI facility, the United States Army will respond in a manner which is consistent with the Memorandum of Decision regarding the Concord site. The Company believes that its proportionate share of D&D costs for its CMI facility are adequately covered by the existing letter of credit which is currently in place to assure it D&D obligations.


     The Company has no assurances that the Army will accept responsibility for its share of the estimated cost of D&D at CMI which are directly resulting from production work under U.S. government contracts on government supplied materials. Also, the Company is currently the sole source to the US Army of certain products which are investment cast with the Company's patented beryllium aluminum alloy and which are vital to certain Army programs. The Company also believes that its capabilities with respect to the conversion of UF(6) gas to depleted uranium metal stock make it strategically important to any future depleted uranium production which may be required for US Army DU pentrators and tank armor (although current inventories appear sufficient to supply announced procurement needs). The Company believes that its production capabilities may also be used to serve several Department of Energy needs for remediation of certain other environment hazards posed by the process of Nuclear power generation. For these reasons, the Company believes that the interests of the United States Government would be best served by the Company's continued operation under its current NRC and DHEC licenses, but there can be no assurance that the various Governmental agencies which regulate NMI will permit the Company's continued operation under its licenses.

EXECUTIVE OFFICERS OF THE REGISTRANT
  The executive officers of the Company are:

NAME                       AGE    POSITION WITH THE COMPANY
----                       ---    -------------------------
George J. Matthews         66      Chairman of the Board of Directors,
                                    CEO and Treasurer
Robert E. Quinn            43      President
Wilson B. Tuffin           65      Vice Chairman of the Board of Directors
Douglas F. Grotheer        38      Vice President, Engineering & Programs
William T. Nachtrab        43      Vice President, Technology
James M. Spiezio           48      Vice President, Finance & Administration
Frank J. Vumbaco           43      Vice President, Health/Safety
Bruce E. Zukauskas         46      Vice President, Operations

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

JAMES M. SPIEZIO has been the Vice President, Finance & Administration since October 1993. Prior to October 1993, he was Controller, and prior to April 1989, he served as Manager of Business Planning.

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


    During fiscal 1995 the Company sold its 15,000 square foot office building located in Acton, Massachusetts.


    Carolina Metals, Inc., the Company's wholly-owned subsidiary, is located on 321 acres of land in Barnwell, South Carolina. This 109,000 square foot facility houses two manufacturing units. One unit provides the capability of converting chemical gas (UF(6)) to chemical salt (UF(4)). The second unit houses a reduction process to convert chemical salt (UF(4)) to metallic depleted uranium. In December 1991, the Company completed a 70,000 square foot DU Recycle Technology Center adjacent to the manufacturing facility in Barnwell, S.C. This facility provides available space for recovery and recycle of useful materials under CMI's license. In addition, Carolina Metals, Inc. maintains a full scale analytical laboratory. For a discussion of the current underutilization of the CMI facility, see "Management's Discussion and Analysis of Operations" contained on page 12 of the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference and included in this Report as Exhibit 13.

ITEM  3.  LEGAL PROCEEDINGS


    The Company is named as a Potentially Responsible Party (PRP) in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low level radioactive waste disposal site. A committee of PRP's including the Company has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995, outlines the responsibilities of all parties and states that the PRP's will undertake the initial remedial phase (IRP) of the site remediation at an estimated cost of $60 million. The Company's liability is not expected to exceed approximately $80,000 over 10 years. For a discussion of proceedings related to the renewal of the Company's nuclear regulatory licenses, see Part I, Item 1 "Business - Environmental, Safety and Regulatory Matters -- Concord Site Remediation and Decommissioning Planning Requirements," elsewhere herein.


ITEM 4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS
    None

                                   PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference to the Section entitled "Common Stock Information" in the Registrant's 1996 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM  6.  SELECTED FINANCIAL DATA
    The information required by this item is incorporated by reference to the section entitled "Selected Financial Data", pages 10 and 11, in the Registrant's 1996 Annual Report to Stockholders, which is included in this Report as Exhibit 13.



ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
    The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Operations", pages 12-15, in the Registrant's 1996 Annual Report to Stockholders, which is included in this Report as Exhibit 13.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The information required by this item is incorporated by reference to the Consolidated Financial Statements at September 30, 1996 and notes thereto in the Registrant's 1996 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

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

  The following table sets forth certain information concerning directors of the Company.


                                   Present Principal Employment
Name                   Age        and Prior Business Experience           Director Since
----                   ---        -----------------------------           --------------
George J. Matthews     66         Chairman of the Board of directors           1972
                                  since 1972.  Until July 1978 and since
                                  December 1, 1994, also Treasurer of
                                  the Company.  Chairman of Matthews
                                  Associates Limited, which is engaged
                                  in the business of investing in and
                                  providing management consulting and
                                  assistance to small and medium sized
                                  businesses, including the Company.

Robert E. Quinn        43         President of the Company since               1994
                                  December 1, 1994.  Prior to
                                  becoming President, served as Vice
                                  President, Sales for over five years.
                                  Elected as a Director on
                                  November 17, 1994 to fill a vacancy
                                  created by the enlargement of the Board
                                  of Directors by vote of the Directors.

Wilson B. Tuffin       65         Vice Chairman since November 1994,           1972
                                  From 1972 to November 30, 1994,
                                  President, Chief Executive Officer,
                                  prior to 1978, also Treasurer of the
                                  Company.


                                   Present Principal Employment
Name                   Age        and Prior Business Experience              Director Since
----                   ---        -----------------------------              --------------
Kenneth A. Smith       60         Professor of Chemical Engineering at            1985
                                  Massachusetts Institute of Technology
                                  since 1971.

Frank H. Brenton       71         Principal of Frank H. Brenton Associates,       1986
                                  a business consulting firm.  From
                                  1984 to 1986, Chairman of the Board of
                                  Directors of Marshall's Incorporated,
                                  an off-price retailer and division of
                                  Melville, Inc.


INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

  The Board of Directors met six times during the fiscal year ended September 30, 1996. There was no director who during the fiscal year attended fewer than 75 percent of the aggregate of all board meetings and all meetings of committees on which he served.

  The Board of Directors has an Audit Committee which is reconstituted at the first meeting of the Board following the annual meeting of stockholders. The Audit Committee, which met three times during fiscal 1996, meets with the Company's independent auditors and principal financial personnel to review the scope and results of the annual audit and the Company's financial reports. The Audit Committee also reviews the scope of audit and non-audit services performed by the independent public accountants, and reviews the adequacy and effectiveness of internal accounting controls. The present members of the Audit Committee are Messrs. Brenton and Smith.


  The "disinterested" directors, for purposes for Rule 16b-3 under the Securities Exchange Act of 1934, Messrs. Brenton and Smith, acting as a Stock Option Committee, have the authority, subject to express provisions of the Company's Employee Stock Option Plan and Non-Qualified Stock Option Plan (the "Plans"): to determine the employees of the Company to receive options, the number of shares to be optioned, and the terms of the options granted; to construe and interpret the Plans and outstanding options; and to make all other determinations that they deem necessary and advisable for administering the Plans. The Board of

Directors as a whole has corresponding authority with respect to options issued under the Directors' Stock Option Plan.

  The Board of Directors does not have standing committees on compensation or nominations.

DIRECTORS' COMPENSATION AND STOCK OPTION PLAN

  Each outside director of the Company receives an annual fee of $15,000.

  On November 20, 1995, the Board of Directors adopted a Director's Stock Option Plan (the "Plan") in order to enhance the Company's ability to attract and retain skilled and competent members of its Board of Directors. Only outside (non-management) directors of the Company and its subsidiaries are eligible to receive options under the Plan, and the maximum number of shares as to which such directors' options may be granted is 35,000 shares (subject to adjustments for stock splits, stock dividends and the like). Pursuant to the Plan, each director eligible to participate in the Plan, upon first election to office at the annual meeting of stockholders and for each subsequent period of three years of service, receives an option to purchase 1,000 shares of Common Stock of the Company at an exercise price equal to fair market value on the date of grant. Options granted under the Plan are exercisable for a period of ten years and vest over a three-year period. No options were granted pursuant to the Plan during fiscal 1996.

  During fiscal year 1996, Matthews Associates Limited, of which Mr. Matthews is sole owner, received compensation from the Company in connection with consulting services provided to the company pursuant to a management agreement between the Company and Matthews Associates Limited. See "Executive Compensation" and "Executive Agreements".

ITEM  11. EXECUTIVE COMPENSATION

  The following table and notes present the compensation provided by the Company during the last three fiscal years to its chief executive officer and the four most highly compensated executive officers of the Company (other than the chief executive officer) who were serving as executive officers at the Company's fiscal year end of September 30, 1996.



                                                               Other                Restricted   Securities
                                                              Annual                  Stock      Underlying      LTIP
    Name and                                                  Compen-                Award (s)    Options/      Payouts  Comp
Principal Position      Year (1)   Salary ($)   Bonus       sation($) (2)             $  -        SARs (#)       $   -   sation
------------------      --------   ----------   -----       -------------           ----------   ----------     -------  ------
Robert E. Quinn          1996       180,768       --             --                     --           --            --      --
President(3)             1995       151,673        200         35,000                   --          30,000         --      --
                         1994       131,000       --             --                     --           --            --      --

George J. Matthews(4)    1996       350,000       --             --                     --           --            --      --
Chairman of Board of     1995       350,000       --             --                     --           --            --      --
Directors, CEO and       1994       350,000       --             --                     --           --            --      --
Treasurer

Wilson B. Tuffin(5)      1996       270,979       --             --                     --           --            --      --
Vice Chairman of         1995       172,039      3,800           --                     --           --            --      --
Board of Directors       1994       210,000       --             --                     --           --            --      --
and Consultant

James M. Spiezio         1996       130,096       --             --                     --           --            --      --
Vice President,Finance   1995       113,270     10,830           --                     --           6,000         --      --
& Administration         1994       105,987       --             --                     --           2,500         --      --

William T. Nachtrab      1996       116,581       --             --                     --           --            --      --
Vice President,          1995       108,703     10,830           --                     --           6,000         --      --
Technology               1994       103,558       --             --                     --           --            --      --



(1) The Company's fiscal year ends on September 30th of each year.

(2) Excludes perquisites in amounts less than the threshold level required for reporting.


(3) Mr. Quinn's compensation for the fiscal year ended September 30, 1996 was determined pursuant to his Employment Agreement. See "Executive Agreements."



(4) Mr. Matthews is assigned as a consultant to the Company pursuant to a management agreement between Matthews Associates Limited and the Company. All compensation under the agreement is paid by the Company to Matthews Associates Limited. See "Executive Agreements.

(5) Mr. Tuffin's compensation for the fiscal year ended September 30, 1996 was determined pursuant to his Employment and Consulting Agreement. See "Executive Agreements."


OPTION/SAR GRANTS IN LAST FISCAL YEAR

  There were no options granted to any of the named executive officers of the Company during fiscal year ended September 30, 1996.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the exercise of options by the executive officers named in the Summary Compensation Table during the last fiscal year and unexercised options held as of the end of the fiscal year.

                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Options
                                                         Options at FY-End (#)           at FY-End (2)  -
                                                        ----------------------       --------------------
                   Shares Acquired   Value
Name                On Exercise(#)   Realized($)(1)  Exercisable  Unexercisable  Exercisable  Unexercisable
----               ---------------   --------------  -----------  -------------  -----------  -------------
Robert E. Quinn           0                 0           9,999         20,001           0            0
George J. Matthews        0                 0           5,333          6,667           0            0
Wilson B. Tuffin          0                 0           1,666          3,334           0            0
James M. Spiezio          0                 0           3,665          4,835           0            0
William T. Nachtrab       0                 0           3,665          4,835           0            0


(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired, without deducting taxes or commissions paid by employee.

(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options at September 30, 1996 ($16.00 per share), less the exercise price, times the number of options outstanding. All such options were "out of the money" as of September 30, 1996.

PENSION PLAN TABLE

  The following table sets forth the aggregate annual benefit payable upon retirement at normal retirement age for each level of renumeration specified at the listed years of service.


                                   Years of Service          -
                       ---------------------------------------
Renumeration             15  -     20  -    25  -   30 or More
------------           -------   -------  -------   ----------
$100,000                23,520    31,360   39,220     47,040
 150,000                38,520    51,360   64,200     77,040
 200,000                53,520    71,360   89,200    107,040
 300,000                83,520   111,360  139,200    167,040
 400,000               113,520   151,360  189,200    227,040
 500,000               143,520   191,360  239,200    287,040


  The Company has a defined benefit plan (the "Pension Plan") designed to provide retirement benefits for employees and ancillary benefits to their beneficiaries, joint annuitants and spouses. All employees of the Company become participants in the Pension Plan after attaining the later of age 21 or a year of service with the Company. The Pension Plan provides retirement benefits based on years of service and compensation. An employee's benefits under the Pension Plan generally become fully vested after five years of service. At normal retirement (the later of age 65 and five years of Plan participation), participants are entitled to a monthly benefit for the remainder of their life in an amount equal to one-twelfth of the sum of their "Annual Credits" for their last 30 years or lesser period of employment with the Company and its predecessors. An employee's "Annual Credit" is 1.25% of the portion of his annual compensation that is subject to Social Security tax and two percent (2%) of the balance of his annual compensation. Participants with five years of service are entitled to retirement at age 55, but the monthly benefit payable under the Pension Plan is reduced by 0.5% for each month that early retirement precedes normal retirement but not less than $100 per month if the Participant has ten or more years of service. The surviving spouse of a retiree under the Plan is entitled to receive benefits equal to one-half the amount the retiree has been receiving. Alternative benefit payments that are equivalent to the benefit described above are also available to participants. Benefits payable under the plan are not reduced by Social Security payments to the retiree. Amounts shown assume benefits commence at age
65. Benefit amounts shown are straight-life annuities. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Robert E.

Quinn-21 years; Wilson B. Tuffin-22 years; James M. Spiezio-11 years; and William T. Nachtrab-7 years. On February 1, 1995, Mr. Tuffin began to receive benefit payments under the Plan. Mr. Matthews does not participate in the Pension Plan.

                             EXECUTIVE AGREEMENTS

EMPLOYMENT AGREEMENT WITH MR. TUFFIN

  In November 1994, the Company entered into an employment and consulting agreement (the "Employment and Consulting Agreement") with Mr. Tuffin.
Pursuant to the Employment and Consulting Agreement, Mr. Tuffin received initial compensation at the annual rate of $210,000 through January 1995, for his service as an employee. Effective February 1, 1995, Mr. Tuffin's relationship as an employee of the Company ended and he continued with the Company as a consultant with an initial compensation at the annual rate of $105,000, subject to such annual increases as the Board of Directors may from time to time determine. The Employment and Consulting Agreement shall continue in force until February 28, 1999. During the term of the Employment and Consulting Agreement and for a period of two (2) years after its expiration, or the termination of Mr. Tuffin's employment with the Company, whichever occurs later, Mr. Tuffin may not compete directly or indirectly with the Company within the continental United States. The Employment and Consulting Agreement amends and supersedes the employment agreement which Mr. Tuffin had previously entered into with the Company.

EMPLOYMENT AGREEMENT WITH MR. QUINN

  In February 1995, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Quinn. Pursuant to the Employment Agreement, Mr. Quinn received initial compensation at the annual rate of $156,000, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. The Employment Agreement shall continue in force for an initial period of three (3) years, unless terminated by either party in accordance with its terms. The Employment Agreement shall automatically continue for additional one-year periods thereafter unless either party gives written notice to the other on or before November 30th of any year of its or his intention to terminate the Employment Agreement as of the last day of November of the subsequent year. During the term of the Employment Agreement and for a period of two (2) years after its expiration, or after the termination of Mr. Quinn's employment with the Company, whichever occurs later, Mr. Quinn may not compete directly or indirectly with the Company within the continental United States.

MANAGEMENT AGREEMENT WITH MATTHEWS ASSOCIATES LIMITED

  The company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which Mr. George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The agreement expires on February 28, 2002, subject to renewal thereafter from year to year unless either party by written notice prior to February 28th of any year elects to terminate the agreement upon the last day of February of the third subsequent year, but not prior to 2002. Pursuant to the agreement, MAL provides professional management services as a consultant to the Company through a senior executive whose duties include (i) financial management, (ii) serving, subject to election, as a director, as Chairman of the Board of Directors and as an officer of the Company and (iii) marketing and other advice to the Company including placement and modification of financing and contact with major customers, suppliers and governmental agencies. Mr. Matthews is the senior executive assigned to the Company under the agreement. Under the management agreement, Mr. Matthews devotes approximately 30 hours per week to the Company.

  MAL was paid $350,000 by the Company in fiscal 1996 for services under the management agreement and is to be paid at the rate of $350,000 per annum for all services under the agreement. The management agreement provides that the Company may terminate the agreement if a majority of the directors determines in good faith that the MAL representative has willfully refused to perform any services under the management agreement or has been convicted of a crime of moral turpitude, and in such event the right of MAL to all future payments under the agreement shall cease. In the event of termination by MAL for "good reason" or in the event of termination by the Company for reasons other than those described above, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term. In the event of termination by MAL without "good reason," the Company is obligated to continue to make payment to MAL for one year from the date of such termination.
"Good reason" for termination by MAL consists of circumstances which, in the reasonable judgment of the MAL representative (Mr. Matthews), constitute a material reduction in job title, perquisites, duties, authority, amenities, benefits or responsibilities of the MAL representative or which require him to perform services more than 25 miles from the Company's Concord, Massachusetts facility without his consent. In the event of Mr. Matthews' death, the management agreement automatically terminates and the Company is obligated to continue to make payments to the estate of Mr. Matthews for the lesser of one year from such termination or the end of the scheduled term of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the fiscal year ended September 30, 1996, the Board of Directors of the Company was responsible for establishing executive compensation (other than stock option compensation). Messrs. Quinn and Matthews participated in deliberations of the Company's Board of Directors concerning executive officer compensation. No executive officer of the Company served as a director or member of a compensation committee, or its equivalent, of another entity, one of whose executive officers served as director of the Company.

  NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS

AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE FOLLOWING REPORT ON COMPENSATION AND THE STOCK PERFORMANCE GRAPH CONTAINED ELSEWHERE HEREIN SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS NOR SHALL BE DEEMED TO BE SOLICITING MATERIAL OR DEEMED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

         REPORT OF THE BOARD OF DIRECTORS AND STOCK OPTION COMMITTEE
                        ON EXECUTIVE COMPENSATION

  During the fiscal year ended September 30, 1996, the Board of Directors of the Company was responsible for establishing and administering the policies which govern annual compensation (other than stock option compensation) for the Company's executive officers. The Stock Option Committee was responsible for considering stock option compensation for the Company's executive officers.

OVERVIEW

  The Board of Directors has historically established levels of executive compensation that provide for a base salary intended to allow the Company to hire, motivate and retain qualified executive officers. From time to time, the Board has also, on occasion, approved annual cash incentive bonuses based on the Company's performance or on the performance of the executive in question. In fiscal 1996, the Board approved cash incentive bonuses to certain executive officers based on their performance. From time to time, the Stock Option Committee also grants stock options to executive officers and key employees in order to bring the stockholders' interests more sharply into the focus of such officers and employees.

  The Board of Directors establishes the annual salary and bonus of each of the executive officers other than the Chief Executive Officer, based on the recommendations made by the Chief Executive Officer. In determining the recommendations for salary and bonus for each of the other executive officers, the Chief Executive Officer considers each officer's individual performance' attainment of individual goals and the contribution to the overall attainment of the Company's goals.

STOCK OPTIONS AND OTHER COMPENSATION

  Long-term incentive compensation for executive officers consists exclusively of stock options granted under the Company's Stock Option Plans (the "Plans"). Executive officers as well as other key employees of the Company participate in the Plans. The Company also believes that its Pension Plan is an attractive feature for all employees.


BASIS FOR THE COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

  The compensation of Mr. Matthews, the Company's Chief Executive Officer during fiscal 1996, was determined pursuant to a management agreement between Matthews Associates Limited and the Company. All compensation under the agreement is paid by the Company to Matthews Associates Limited.

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

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN *
         AMONG NUCLEAR METALS, INC., THE NASDAQ STOCK MARKET-US INDEX
              AND THE DOW JONES AEROSPACE & DEFENSE INDEX

D O L L A R S

                          Sep-91   Sep-92   Sep-93   Sep-94   Sep-95   Sep-96
"Nuclear Metals, Inc."     100       94      104      330      191      278
NASDAQ Stock Market-US     100      112      147      148      204      243
D J Aerospace & Defense    100       92      126      149      237      331


* $100 invested on 09/30/91 in stock or index - including reinvestment of dividends. Fiscal year ending September 30.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of December 30, 1996 with respect to the Common Stock of the Company owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by the executive officers named in the Summary Compensation Table elsewhere herein, and by all directors and executive officers of the Company and its subsidiaries as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be beneficial owner, for purposes of this table, of any shares of Common Stock of the Company, if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days of December 13, 1996. As used herein "voting power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

Name and address                     Beneficial           Percent of
of Beneficial Owner                 Ownership (1)       Common Stock (1)
-------------------                 -------------       ----------------
WIAF Investors Co.                   1,212,340(2)           49.52%
466 Arbuckle Avenue
Lawrence, NY 11516
    and
Melvin B. Chrein, M.D.
Meryl J. Chrein
Marshall J. Chrein
Michael Chrein
21 Copper Beech Lane
Lawrence, NY 11559
Charles Alpert
Joseph Alpert

George J. Matthews                     239,930(3)(4)         9.99%
Chairman of the Board of Directors,
Director and Consultant
c/o Matthews Associates Limited
100 Corporate Place
Peabody, MA 01960


Wilson B. Tuffin                       205,474(5)            8.58%
Vice Chairman and Director
23 Arlington Street

Acton, MA 01720

Robert E. Quinn                                 17,739(6)     *
President and Director

Kenneth A. Smith, Director                       3,000        *

Frank H. Brenton, Director                       3,000        *

James M. Spiezio                                 5,832(7)     *
Vice President, Finance and Administration


William T. Nachtrab                              5,832(7)     *
Vice President, Technology


All directors and executive officers           480,807(8)   19.87%

*  Less than one percent

(1) Does not reflect the effect on voting rights of the Massachusetts Control Share Acquisition Act.

(2) Derived from Schedules 13DA, dated October 3, 1994, submitted to the Company. The five persons named are described as a group in such Schedules 13DA. The persons named reported ownership of the following shares: WIAF Investors Co. (862,428); Melvin B. Chrein (88,400); Meryl
       J. Chrein (128,100); Charles Alpert (25,000); and Marshall J. Chrein (18,200). Each person reported sole voting and dispositive power with respect to the shares owned by such person. Also includes 7,022 and 28,090 shares which Melvin B. Chrein and WIAF Investors Co., respectively, have the right to acquire upon conversion of outstanding 10% Convertible Subordinate Debentures and 13,500, 6,000 and 1,500 shares which Charles Alpert or nominee, Melvin B. Chrein and Marshall
       J. Chrein, respectively, have the right to acquire under outstanding Warrants.


(3) Includes 25,445 shares owned by a trust established by his late wife of which Mr. Matthews is a permitted beneficiary.


(4) Includes 3,333 shares which may be purchased upon the exercise of options and 6,980 shares which Mr. Matthews' wife has the right to acquire upon conversion of an outstanding 10% Convertible Subordinated Debenture, as to which Mr. Matthews disclaims beneficial ownership.


(5) Includes 1,666 shares which may be purchased upon the exercise of options.


(6) Includes 6,666 shares which may be purchased upon the exercise of options.


(7) Includes 4,832 shares which may be purchased upon the exercise of options.


(8)    See notes (3), (4), (5), (6) and (7) above.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


  Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and stockholders who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange
Commission and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1996 or written representations in certain cases, all section 16(a) filing requirements were complied with except that the holders of the Company's Convertible Subordinated Debentures and its Warrants failed to report the acquisition thereof.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has entered into an agreement with each of Messrs. Tuffin and Quinn, and with Matthews Associates Limited ("MAL"), a Massachusetts Corporation of which Mr. Matthews is the sole owner, relative to the compensation of Messrs. Tuffin and MAL. For a detailed description of these agreements, see "Item 11. Executive Compensation -- Executive Agreements," which is incorporated herein by reference to pages 31-32 of this Form 10-K.



  On January 10, 1996 the Company sold its 10% Convertible Subordinated Debentures to the following persons whose collective and/or individual ownership of the outstanding shares of the Company's Common Stock exceeds 5%:




                                                     Number of
Name                    Principal Amount($)      Conversion Shares(1)
----                    -------------------      --------------------
WIAF Investors Co.           334,000                  28,090
Melvin B. Chrein              83,500                   7,022
Kathleen Matthews(2)          83,000                   6,980

(1)  Principal convertible into shares of Common Stock at $11.89 per share.

(2)  Kathleen Matthews is the wife of George J. Matthews.



  On September 16, 1996 the Company sold its 10% Subordinated Debentures with detachable Warrants (exercisable at $15.00 per share) to the following individuals whose collective and/or individual ownership of the outstanding shares of the Company's Common Stock exceeds 5%:



Name                    Principal Amount($)     Number of Warrants(1)
----                    -------------------     ---------------------
Charles Alpert                $225,000                13,500
or nominee
Melvin B. Chrein              $100,000                 6,000
Marshall J. Chrein            $ 25,000                 1,500



  For a description of the terms of these Debentures and Warrants, see Notes 6 and 8 to Notes to Consolidated Financial Statements, which are incorporated herein by reference. See also, "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS
          The following consolidated financial statements of the Company, included in the Company's 1996 Annual Report are filed as part of this report:

          Auditors' Report
          Consolidated Balance Sheets - September 30, 1996 and September 30,
          1995.
          Consolidated Statements of Income for the years ended September 30, 1996, September 30, 1995 and September 30, 1994.
          Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, September 30, 1995 and September 30, 1994. Consolidated Statements of Cash Flows for the years ended September 30, 1996, September 30, 1995 and September 30, 1994.
          Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULE FOR THE THREE YEARS ENDED SEPTEMBER 30,
        1996
     Auditors' Report on Schedule
     II-Valuation and Qualifying Accounts

     3. EXHIBITS:
       Item No.*    Description
       ---------    ------------
          3(a) Articles of Organization, as amended, of the Registrant, incorporated by reference to File No. 2-62266, Part II,
                     Exhibit 3(a).

          3(b) By-laws, as amended, of the Registrant, incorporated by reference to File No. 2-62266, Part II, Exhibit 3(b).

          4(a) Financing Agreement, dated May 11, 1982, among Barnwell County, South Carolina, the Registrant and Carolina Metals, Inc. (a

       Item No.        Description
       --------        -----------

         wholly-owned subsidiary) relating to Barnwell County, South California Industrial Development Revenue Bond (Nuclear Metals, Inc. project) 1982, incorporated by reference to File No. 2-70044, Part II,
         Exhibit 4(d).


         4(b) Financing Agreement, dated September 27, 1984 among Barnwell County, South Carolina, the Registrant and Carolina Metals, Inc. (a wholly-owned subsidiary) relating to Barnwell County, South Carolina Industrial Development Revenue Bond (Nuclear Metals, Inc. project) 1984, incorporated by reference to File No. 0-8836,
                     Part II, Exhibit 4(e).

         4(c) Financing Agreement, dated June 1, 1985 among Massachusetts Industrial Finance Agency and the Registrant relating to Massachusetts Industrial Development Revenue Bond (NMI - 1985 Concord Issue) incorporated by reference to File No. 0-8836, Part II, Exhibit 4(f)

         4(d) Nuclear Metals, Inc. Non-Qualified Stock Option Plan as amended.(1)

         4(e) Nuclear Metals, Inc. Restated Employees' Stock Option Plan as amended. (1)

         4(f) Nuclear Metals, Inc. Directors' Stock Option Plan as amended. (6)


         4(h) Warrant to Purchase 25,000 shares of the Registrant's Common Stock issued to State Street Bank and Trust Company. (6)


         4(i) Common Stock Purchase Warrant dated September 16, 1996 issued to Melvin B. Chrein and schedule of similar warrants. **

         10(a) Agreement, effective March 1, 1993, between the Registrant and Matthews Associates Limited. (2)

         10(b) Agreement, effective March 1, 1993, between the Registrant and Wilson B. Tuffin, as amended November 17, 1994. (2)

         10(c) Employment Agreement, effective February 8, 1995, between the Registrant and Robert E. Quinn. **


         10(d) Agreement with Olin Corporation regarding large caliber penetrators. (Confidential treatment has been granted for certain portions of this Exhibit). (3)


         10(e) Credit Agreement dated March 31, 1995 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company.(4)

         10(f) First Amendment to Credit Agreement dated as of June 30, 1995 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. (5)

         10(g) Amended and Restated Revolving Credit Note dated March 31, 1995 (as amended December 24, 1996) of the Registrant and Carolina Metals, Inc. **

         10(h) Second Amendment to Credit Agreement dated as of December 24, 1996 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. **

         10(i) 10% Convertible Subordinated Debenture dated January 10, 1996 payable to WIAF Investors Co. in the amount of $334,000.00 and schedule of similar debentures. **

         10(j) 10% Subordinated Debenture dated September 16, 1996 payable to Melvin B. Chrein in the amount of $100,000.00 and schedule of similar debentures. **

         10(k) Letter agreement dated as of September 16, 1996 with Kathleen Matthews and schedule of similar letter agreements. **

         10(l) Joint Security Agreement dated as of March 31, 1995 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. (6)

         10(m) First Amendment to Joint Security Agreement dated September 26, 1995 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. (6)

         10(n) Patent Assignment of Security dated September 26, 1995 between the Registrant and State Street Bank and Trust Company. (6)

         10(o) Trademark Assignment of Security dated September 26, 1995 between the Registrant and State Street Bank and Trust Company. (6)

         10(p) Purchase order dated August 23, 1995 between the Registrant and Olin Corporation. (Confidential treatment requested as to certain portions) (6)

         10(q) Forbearance and Amendment Agreement dated as of January 11, 1996 between the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. (6)

         10(r) Waiver of Breach of Covenant, by and among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. **

         13           Nuclear Metals, Inc. 1996 Annual Report to
                      Stockholders. **

         21           Subsidiaries of the Registrant. (7)

         23(a)        Consent of Independent Public Accountants.  **

         27           Financial Data Schedule.**

        (99) Memorandum of Decision dated September 13, 1996 from the United States Army Contract Adjustment Board. **

  (b)    REPORTS ON FORM 8-K
         None

----------------------------
*    Item numbers correspond to Exhibit Table, Item 601, Regulation S-K
**   Indicates an exhibit filed herewith
(1) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(2) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
     June 30, 1992.
(3) Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
(4) Incorporated by reference to Exhibit 10A to the Registrant's Form 10-Q for the Quarter ended March 31, 1995.

(5) Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


(6) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

     By   /s/ Robert E. Quinn
        -----------------------------------------
          Robert E. Quinn, President

   Date       December 30, 1996
        -----------------------------------------

     By   /s/ James M. Spiezio
        -----------------------------------------
          James M. Spiezio, Vice President Finance & Administration


   Date        December 30, 1996
        -----------------------------------------

     By    /s/ Rebecca L. Perry
        -----------------------------------------
          Rebecca L. Perry, Controller

   Date              December 30, 1996
        -----------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By  /s/ George  J. Matthews
    ----------------------------------------
    George J. Matthews,  Chairman of the Board of Directors, CEO
    and Treasurer

 Date              December 30, 1996
        ------------------------------------

 By   /s/  Frank H. Brenton
    ----------------------------------------
    Frank H. Brenton, Director

 Date              December 30, 1996
       -------------------------------------

 By   /s/ Kenneth A. Smith
    ----------------------------------------
    Kenneth A. Smith, Director

 Date              December 30, 1996
      --------------------------------------

 By   /s/ Wilson B. Tuffin
    ----------------------------------------
    Wilson B. Tuffin, Vice Chairman

 Date               December 30, 1996
      --------------------------------------

                   INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report

Schedule II  -  Valuation and Qualifying Accounts

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nuclear Metals, Inc.:

          We have audited the accompanying consolidated balance sheets of Nuclear Metals, Inc. (a Massachusetts Corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Metals, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts                                      Arthur Andersen LLP
November 20, 1996

(Except with respect to the matters
discussed in Note 6 as to which the
date is December 24, 1996)

                   NUCLEAR METALS, INC. AND SUBSIDIARIES
                SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996


                                        ADDITIONS
                           BALANCE AT   CHARGED TO
                           BEGINNING    COSTS AND                    END
CLASSIFICATION              OF YEAR      EXPENSES    DEDUCTIONS    OF YEAR
--------------             ---------   ----------    ----------    --------
YEAR ENDED SEPTEMBER
     30, 1996:
Allowance for
  doubtful accounts        $  883,000   $  100,000    $ 162,000   $  821,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------
Inventory Reserves         $1,522,000   $3,340,000    $     --    $4,862,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------
YEAR ENDED SEPTEMBER
  30, 1995:
Allowance for
  doubtful accounts        $1,290,000   $  400,000    $ 807,000   $  883,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------
Inventory Reserves         $2,000,000   $      --     $     --    $1,522,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------
YEAR ENDED SEPTEMBER
  30, 1994:
Allowance for
  doubtful accounts        $1,670,000   $      --     $ 380,000   $1,290,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------
Inventory Reserves         $2,000,000   $      --     $ 442,000   $1,522,000
                           ----------   ----------    ---------   ----------
                           ----------   ----------    ---------   ----------