Form 10-Q
period 1996-12-31
NUCLEAR METALS INC
filed 1997-02-14
CIK 276331

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                for the quarterly period ended December 31, 1996

                                       or

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   for the transition period from_____to_____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes |X|   No |_|

As of February 10, 1997, there were issued and outstanding 2,390,964 shares of the Registrant's Common Stock.

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                for the quarterly period ended December 31, 1996

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information                                                 2

Item I.  Financial Statements

         Consolidated Balance Sheets,
         December 31, 1996 and September 30, 1996                              3

         Consolidated Statements of Income:

         Three Months Ended December 31, 1996 and December 31,1995             4

         Consolidated Statements of Cash Flow:

         Three Months Ended December 31, 1996 and December 31, 1995            5

         Notes to Consolidated Financial Statements                            6

Item II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7-9

Part II. Other Information

Item VI. Exhibits and Reports on Form 8-K                                      9

SIGNATURES                                                                    10

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

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (Unaudited)
                                                     December 31, September 30,
                                                        1996         1996
                                                     -----------  -----------
Assets
    Current Assets:
         Cash and cash equivalents                   $   297,000  $ 1,051,000
         Restricted Cash                                 250,000      250,000
         Marketable Securities                              --           --
         Accounts receivable, net of allowances
           for doubtful accounts of $821,000 at
           December 31, 1996 and September 30, 1996    7,550,000    4,931,000
         Inventories                                  10,908,000   12,025,000
         Other current assets                            480,000      376,000
                                                     -----------  -----------
               Total current assets                   19,485,000   18,633,000
                                                     -----------  -----------

    Property, Plant and Equipment                     47,386,000   46,980,000
         Less accumulated depreciation                32,218,000   31,834,000
                                                     -----------  -----------
         Net property, plant and equipment            15,168,000   15,146,000
                                                     -----------  -----------

    Other assets                                       1,224,000    1,339,000
                                                     -----------  -----------
                                                     $35,877,000  $35,118,000
                                                     ===========  ===========

Liabilities and Stockholders' Equity

    Current liabilities:
         Current portion of long-term debt           $ 1,064,000  $   510,000
         Notes payable                                      --           --
         Accounts payable and accrued expenses         8,550,000    8,874,000
                                                     -----------  -----------
         Total current liabilities                     9,614,000    9,384,000
                                                     -----------  -----------
                                                     -----------  -----------
    Long term obligations                                648,000      644,000
                                                     -----------  -----------
    Notes payable to Shareholders'                       735,000      720,000
                                                     -----------  -----------

    Stockholders' equity:
         Common stock, par value $.10; authorized-
         6,000,000 shares; 2,390,964 issued and
         outstanding for December 31, 1996
         and September 30, 1996                          239,000      239,000
    Additional paid-in capital                        14,258,000   14,258,000
    Warrants issued                                      130,000      130,000
    Retained earnings                                 10,253,000    9,743,000
                                                     -----------  -----------
         Total stockholders' equity                   24,880,000   24,370,000
                                                     -----------  -----------
                                                     $35,877,000  $35,118,000
                                                     ===========  ===========

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED:
                                   (Unaudited)


                                                           Quarter Ended
                                                    ----------------------------
                                                    December 31,    December 31,
                                                       1996            1995
                                                    -----------     -----------

Net sales and contract revenues                     $ 7,271,000     $ 6,671,000
                                                    -----------     -----------

Cost and expenses
     Cost of sales                                    5,270,000       5,236,000
     Selling, general and administrative              1,188,000       1,103,000
     Research and development                           247,000         134,000
                                                    -----------     -----------
                                                      6,705,000       6,473,000
                                                    -----------     -----------

Operating income                                        566,000         198,000

Other income                                              9,000           2,000
Interest (expense), net                                 (55,000)        (89,000)
                                                    -----------     -----------


Income before income taxes                              520,000         111,000

Provision for income taxes                               11,000           2,000
                                                    -----------     -----------


Net income                                          $   509,000     $   109,000
                                                    ===========     ===========

Per Share Information

Net income per common and common
     equivalent share                               $      0.21     $      0.05
                                                    ===========     ===========

Weighted average number of common and
     common equivalent shares outstanding             2,441,413       2,387,964

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE PERIODS ENDED:
                                   (Unaudited)


                                                                    Three Months Ended
                                                                --------------------------
                                                                December 31,  December 31,
                                                                    1996         1995
                                                                -----------   -----------
Cash flows from operating activities:
      Net income                                                $   509,000   $   109,000
      Adjustments to reconcile net income
        to net cash provided (used) by operating
        activities:
          Depreciation and amortization                             384,000       358,000
          Changes in assets and liabilities, net
            (Increase) decrease in accounts receivable           (2,619,000)     (406,000)
            (Increase) decrease in deferred income tax benefit         --            --
            (Increase) decrease in inventories                    1,117,000      (325,000)
            Increase (decrease) in accounts payable
              and accrued expenses                                 (322,000)      168,000
            (Increase) decrease in other current assets            (104,000)      (88,000)
            Other                                                   115,000       (76,000)
                                                                -----------   -----------
            Net cash provided (used) by operating activities       (920,000)     (260,000)
                                                                -----------   -----------

Cash flows from investing activities:
      Capital expenditures, net                                    (406,000)     (114,000)
      (Purchases) Sales of marketable securities, net                  --          55,000
                                                                -----------   -----------
          Net cash provided (used) in investing activities         (406,000)      (59,000)
                                                                -----------   -----------

Cash flows from financing activities:
      Repayments of debt, net                                      (428,000)     (482,000)
      Proceeds from debt                                          1,000,000       755,000
      (Purchases) issuances of common stock & equivalents              --            --
      Cash Dividends                                                   --            --
                                                                -----------   -----------
          Net cash provided (used) in financing activities          572,000       273,000
                                                                -----------   -----------

Net increase (decrease) in cash and equivalents                    (754,000)      (46,000)
      Cash and equivalents at beginning of the period             1,301,000     1,076,000
                                                                -----------   -----------
      Cash and equivalents at end of the period                 $   547,000   $ 1,030,000
                                                                ===========   ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                              $    14,000   $   105,000
          Income taxes                                          $      --     $      --

NOTES

     1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1996.

     2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at December 31, 1996 and September 30, 1996 consist of:

                                             December 31,      September 30,
                                                 1996              1996
                                             -----------       -------------
     Work-in process                         $ 7,526,000        $ 8,697,000
     Raw materials                             2,653,000          2,620,000
     Spare parts                                 729,000            708,000
                                             -----------        -----------
                                             $10,908,000        $12,025,000
                                             ===========        ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1997 COMPARED WITH FIRST QUARTER FISCAL 1996

     Net sales increased by $600,000 or 9% to $7,271,000 in the first quarter of fiscal 1997, as compared to the first quarter of the prior year. Sales in the Uranium Services and Recycle industry segment decreased by $407,000 or 23%. Sales in the Specialty Metal Products industry segment decreased by $704,000 or 22%. Sales in the Depleted Uranium Penetrator industry segment increased by $1,711,000 or 99%.

     The sales decrease in the Uranium Services and Recycle industry segment was primarily due to lack of volume in depleted uranium products in the current quarter due to completion of a production contract for a foreign customer in fiscal 1996. This decrease was partially offset by increase in Atomic Vapor Laser Isotope Separation (AVLIS) feedstock production. The sales decrease in the Specialty Metal Products industry segment was primarily due to decreased volumes of beryllium products. The sales increase in the Depleted Uranium Penetrator industry segment was due to volume increases in foreign military sales.

     Gross profit in the first quarter increased by $566,000 or 39% to $2,001,000, as compared to the first quarter of fiscal 1996. The increase in gross profit for the quarter is primarily attributable to the receipt of an anticipated contract valued at $8,600,000 from a foreign customer for the manufacture of DU penetrator blanks. This was partially offset by start-up costs on the first production order for Beralcast(R) parts, NMI's patented lightweight material. Approximately 30% of the total contract for the DU penetrator blanks was recognized in revenue and earnings in the first quarter. The remainder of the contract will be produced over the next eighteen to twenty-four months. As a percentage of sales, gross profit was 28% as compared to 22% for the first quarter of fiscal 1996.

     Selling, general and administrative expenses increased by $85,000 or 8% as compared to the first quarter of fiscal 1996. As a percentage of sales, these expenses were 16% as compared to 17% the same period a year earlier.

     Other income increased by $7,000 to $9,000 for the first quarter of fiscal 1996.

     Interest expense decreased by $34,000 to $55,000 from $89,000 for the same period a year earlier.

     Income taxes in the first quarter of fiscal 1997 and 1996 were at an effective rate of 2%. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

FIRST QUARTER FISCAL 1997 COMPARED WITH FOURTH QUARTER FISCAL 1996

     Net sales increased by $1,703,000, or 26% in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. Sales in the Uranium Services and Recycle industry segment increased by $1,080,000 or 346%. Sales in the Specialty Metal Products industry segment decreased by $1,010,000 or 29%. Sales in the Depleted Uranium Penetrator industry segment increased by $1,633,000 or 91%.

     The increase in Uranium Services and Recycle industry segment sales were primarily due to increased volume in AVLIS feedstock production. Decreased sales in the Specialty Metal Products industry segment were primarily the result of decreased sales in beryllium products and commercial depleted uranium. The Depleted Uranium Penetrator industry segment sales increase was primarily due to increases in foreign military sales.

     Gross profit increased by $3,757,000 to $2,001,000 for the first quarter of fiscal 1997 compared to ($1,756,000) for the prior quarter. This increase was primarily the result of the Company establishing a $2,100,000 reserve for estimated fiscal 1997 losses associated with Carolina Metals, Inc. production contracts in the fourth quarter of fiscal 1996.

     Selling, general and administrative expenses decreased by $377,000 compared to the fourth quarter of fiscal 1996. This decrease was primarily a result of reduced cost structures. As a percentage of sales, these expenses decreased to 16% for the first quarter of fiscal 1996 as compared to 28% for the fourth quarter of fiscal 1996.

     Income taxes during the first quarter of fiscal 1997 and the fourth quarter of fiscal 1996 were at an effective rate of 2%, and 0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1997, working capital increased by $621,000. The increase is primarily the result of the increase in accounts receivable. Cash decreased by $754,000 primarily from the underutilization of the Carolina Metals, Inc. facility and from approximately 40% of the first quarter revenue falling during the last week of the quarter.

     Capital spending is expected to continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require approximately $1,000,000 during fiscal 1997.


                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits: None

     b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCLEAR METALS, INC.


            By    /s/ Robert E. Quinn
                  ------------------------------------------
                  Robert E. Quinn, President
                  Chief Executive Officer

          Date    February 14, 1997


            By    /s/ James M. Spiezio
                  ------------------------------------------
                  James M. Spiezio, Vice President, Finance
                  Chief Financial Officer

          Date    February 14, 1997


            By    /s/ Rebecca L. Perry
                  ------------------------------------------
                  Rebecca L. Perry, Controller
                  Chief Accounting Officer

          Date    February 14, 1997