Form 10-Q
period 1997-03-31
NUCLEAR METALS INC
filed 1997-05-15
CIK 276331

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
                  __X__Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    for the quarterly period ended March  31, 1997
                                          or
                 _____Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                      for the transition period from_____to_____

Commission File No. 0-8836
                    ------

                                 NUCLEAR METALS, INC.
                                 --------------------
                (Exact name of Registrant as specified in its charter)

       Massachusetts                               04-2506761
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

       2229 Main Street,                                 01742
       Concord, Massachusetts                            (Zip Code)
(Address of Principal Executive Offices)

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

                                                 Yes     X       No
                                                    -----------    --------




As of April 30, 1997 there were issued and outstanding 4,782,928 shares of the Registrant's Common Stock.

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                      FORM 10-Q
                    for the quarterly period ended March 31, 1997

                                        INDEX
                                        -----


                                                                   Page
                                                                   ----
Part I.       Financial Information                                  2

Item 1.       Financial Statements

              Consolidated Balance Sheets:
              March 31, 1997 and September 30, 1996                  3

              Consolidated Statements of Income:
              Three Months Ended March 31, 1997
              and March 31, 1996                                     4

              Consolidated Statements of Income:
              Six Months Ended March 31, 1997 and March 31, 1996     5

              Consolidated Statements of Cash Flow:
              Six Months Ended March 31, 1997 and March 31, 1996     6

              Notes to Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8-10

Part II. Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                           12

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

    The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It also should be noted that results for the interim periods are not necessarily indicative of the results expected for any other interim period or for the full year.

                     NUCLEAR METALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)
                                                MARCH 31,          SEPTEMBER 30,
                                                   1997                1996
                                              -----------          -------------

Assets
Current Assets:
  Cash and cash equivalents................   $   198,000          $  1,051,000
  Restricted Cash..........................       250,000               250,000
  Accounts receivable, net of allowances
   for doubtful accounts of $421,000 at
   March 31, 1997 and $821,000 at
   September 30, 1996......................     4,420,000             4,931,000
  Inventories..............................    11,679,000            12,025,000
  Other current assets.....................       576,000               376,000
                                            -------------         -------------
      Total current assets.................    17,123,000            18,633,000
                                            -------------         -------------
Property, Plant and Equipment..............    47,748,000            46,980,000
  Less accumulated depreciation............    32,584,000            31,834,000
                                            -------------         -------------
  Net property, plant and equipment........    15,164,000            15,146,000
                                            -------------         -------------
Other assets...............................     1,222,000             1,339,000
                                            -------------         -------------
                                            $  33,509,000         $  35,118,000
                                            -------------         -------------
                                            -------------         -------------
Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt.......  $     950,000         $     510,000
  Accounts payable and accrued expenses...      6,224,000             8,874,000
                                            -------------         -------------
  Total current liabilities...............      7,174,000             9,384,000
                                            -------------         -------------
                                            -------------         -------------
Notes Payable to Shareholders'............        749,000               850,000
                                            -------------         -------------
Long term obligations.....................        594,000               644,000
                                            -------------         -------------
Stockholders' equity:
  Common stock, par value $.10; authorized-
  12,000,000 shares; 4,782,928 issued and
  outstanding for March 31, 1997 and
  4,781,928 issued and outstanding
  for September 30, 1996..................        478,000               478,000
Additional paid-in capital................     14,022,000            13,889,000
Warrants Issued...........................        130,000               130,000
Retained earnings.........................     10,362,000             9,743,000
                                            -------------         -------------
  Total stockholders' equity..............     24,992,000            24,240,000
                                            -------------         -------------

                                            $  33,509,000         $  35,118,000
                                            -------------         -------------
                                            -------------         -------------

                     NUCLEAR METALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED:
                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 31,       MARCH 31,
                                                       1997            1996
                                                    ------------  -------------
Net sales and contract revenues................     $5,342,000      $10,021,000

Cost and expenses
  Cost of sales................................      3,318,000        8,163,000
  Selling, general and administrative..........      1,400,000        1,345,000
  Research and development.....................        451,000          226,000
                                                    ----------      -----------
  Total Cost and expenses......................      5,169,000        9,734,000
                                                    ----------      -----------

Operating income...............................        173,000          287,000

Other income...................................          2,000           67,000
Interest expense, net..........................        (64,000)       (123,000)
                                                    ----------      -----------
Income before income taxes.....................        111,000          231,000

Benefit (Provision) for income taxes...........         (2,000)           7,000
                                                    ----------      -----------
Net income.....................................   $    109,000    $     238,000
                                                    ----------      -----------
                                                    ----------      -----------
Per Share Information
---------------------

Net income per common and common
  equivalent share.............................   $       0.02    $        0.05
                                                    ----------      -----------
                                                    ----------      -----------
Weighted average number of common and common
  equivalent shares outstanding................      4,957,930        4,795,505

                NUCLEAR METALS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED:
                             (Unaudited)

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                      MARCH 31,       MARCH 31,
                                                         1997            1996
                                                    -------------  -------------

Net sales and contract revenues...................  $  12,613,000   $16,692,000
                                                    -------------   -----------

Cost and expenses
  Cost of sales...................................      8,588,000    13,398,000
  Selling, general and administrative.............      2,587,000     2,449,000
  Research and development........................        699,000       360,000
                                                    -------------   -----------
  Total Cost and expenses.........................     11,874,000    16,207,000
                                                    -------------   -----------

Operating income..................................        739,000       485,000

Other income......................................         11,000        70,000
Interest expense, net.............................       (119,000)     (212,000)
                                                    -------------   -----------
Income before income taxes........................        631,000       343,000

Benefit(Provision) for income taxes...............        (13,000)        4,000

                                                    -------------   -----------
Net income........................................  $     618,000   $   347,000
                                                    -------------   -----------
                                                    -------------   -----------
Per Share Information
---------------------

Net income per common and
  common equivalent share.........................  $        0.13   $      0.07
                                                    -------------   -----------
                                                    -------------   -----------
Weighted average number of common
and common equivalent shares
  outstanding.....................................      4,920,378     4,777,666

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE PERIODS ENDED:
                                  (Unaudited)

                                                          SIX MONTHS ENDED
                                                       ------------------------
                                                       MARCH 31,      MARCH 31,
                                                         1997           1996
                                                       ---------      ---------

Cash flows from operating activities:
  Net income......................................     $618,000      $  406,000
  Adjustments to reconcile net income to net
   cash provided (used) by operating
   activities:
    Depreciation and amortization.................      751,000         778,000
    Changes in assets and liabilities, net
     (Increase) decrease in accounts receivable...      511,000         287,000
     (Increase) decrease in other current assets..           --              --
     (Increase) decrease in deferred income tax
      benefit.....................................           --              --
     (Increase) decrease in inventories...........      346,000        (504,000)
     Increase (decrease) in accounts payable and
      accrued expenses............................   (2,650,000)        146,000
    Gain on sale of building......................           --        (175,000)
    Changes in prepaid and deferred taxes.........     (200,000)       (187,000)
    Changes in other long-term liabilities........           --              --
    Other.........................................      116,000        (115,000)
                                                     ----------      -----------
     Net cash provided (used) by operating
      activities..................................     (508,000)        636,000
                                                     ----------      -----------

Cash flows from investing activities:
    Capital expenditures, net.....................     (785,000)       (422,000)
    (Purchase) Sale of Marketable Securities......           --         218,000
    Proceeds from sale of Property, Plant &
     Equipment....................................       12,000         487,000
    Other.........................................           --              --
                                                     ----------       ----------
     Net cash provided (used) in investing
      activities..................................     (773,000)        283,000
                                                     ----------       ----------

Cash flows from financing activities:
    Total payments of debt, gross.................   (1,994,000)       (916,000)
    Proceeds from debt............................    2,422,000        (532,000)
    (Purchases) issuances of common stock.........           --         359,000
    Cash Dividends................................           --              --
                                                     ----------       ----------
     Net cash provided (used) in financing
      activities..................................      428,000      (1,089,000)
                                                     ----------       ----------

Net increase (decrease) in cash and equivalents...     (852,000)       (170,000)
    Cash and equivalents at beginning of the
     period.......................................    1,301,000        1,213,000
                                                     ----------       ----------
    Cash and equivalents at end of the period.....   $  448,000      $ 1,043,000
                                                     ----------       ----------
                                                     ----------       ----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest, net of amounts capitalized.........   $   46,000     $    216,000
     Income taxes.................................   $       --     $         --

NOTES

    1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the fiscal year ended September 30, 1996.

    2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at March 31, 1997 and September 30, 1996 consist of:

                                   March 31,     September 30,
                                    1997              1996
                                   ---------     -------------

              Work-in process      $8,319,000    $ 8,697,000
              Raw materials         2,658,000      2,620,000
              Spare parts             702,000        708,000
                                  -----------    -----------
                                  $11,679,000    $12,025,000
                                  -----------    -----------
                                  -----------    -----------

    3. All references to shares of Common Stock have been restated to reflect a two-for-one stock split in the form of a dividend effective April 7, 1997.

    4. New Accounting Standard - In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years earnings per share. The Company will adopt this statement for its fiscal year ending September 30, 1998 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

    Net sales decreased by $4,679,000 or 47% to $ 5,342,000 in the second quarter of fiscal 1997. Sales in the Uranium Services & Recycle industry segment decreased by $1,767,000 or 80%. Sales in the Specialty Metal Products industry segment decreased by $136,000 or 4%. Sales in the Penetrator industry segments decreased by $2,776,000 or 62%.

    The sales decrease in the Uranium Services and Recycle industry segment was primarily due to lack of volume in depleted uranium products in the current quarter due to completion of a production contract for a foreign customer in fiscal 1996. The sales decrease in the Specialty Metal Products industry segment was primarily due to decreased volumes of beryllium product partially offset by higher volumes of medical powders. The sales decrease in the Depleted Uranium Penetrator industry segment was due to volume decreases in foreign military sales to a significant customer.

    Gross profit in the second quarter increased by $166,000 or 9% to $2,024,000. The increase in gross profit was primarily the result of a reduction in the reserve requirements for certain site remediation costs of $670,000 based on current contracts the Company has entered into for outside services and recognition of $280,000 of revenue that had previously been deferred. The increase in gross profit also includes a reduction of $650,000 in inventory reserves resulting from Management's confidence that current and anticipated orders will utilize existing inventory. This was partially offset by start-up costs on the first production orders for Beralcast-Registered Trademark-, NMI's patented lightweight material. As a percentage of sales, gross profit was 38% as compared to 19% for the second quarter of fiscal 1996.

    Selling, general and administrative expenses increased by $55,000 or 4% as compared to the second quarter of fiscal 1996. As a percentage of sales, selling, general and administrative expenses increased to 26% as compared to 13% for the same period a year earlier.

    Other income decreased by $65,000 to $2,000, compared to $67,000 for the second quarter of fiscal 1996. This decrease was primarily due to lower amounts available for investment.

    Interest expense decreased by $59,000 to $64,000, from $123,000 for the same period a year earlier. This decrease was primarily the result of the Company's higher levels of outstanding debt during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

    Income taxes benefited during the second quarter of fiscal 1996 and fiscal 1997 were at an effective rate of 2% net of approximately $11,000 of income tax refunds received in the second quarter of fiscal 1996. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

          SIX MONTHS Fiscal 1997 Compared With SIX MONTHS Fiscal 1996

         Net sales decreased by $4,079,000 or 24% to $12,613,000 in the first six months of fiscal 1997. Sales in the Uranium Services & Recycle industry segment decreased by $2,174,000 or 56%. The decrease in the Uranium Services & Recycle industry segment was due primarily to decreased production volumes of depleted uranium. Sales in the Specialty Metal Products industry segment decreased by $840,000 or 10%, due to decreased sales of beryllium products. Sales in the Penetrator segment decreased by $1,065,000 or 17%, mainly due to lower large caliber sales.

    Gross profit increased by $731,000 or 22% to $4,025,000. As a percentage of sales, gross profit was 32% as compared to 20% for the first six months of fiscal 1996. The increase in gross profit was primarily the result of a reduction of reserve requirements for certain site remediation costs of $670,000, reduction of inventory reserves of $650,000, and recognition of $280,000 of revenue during second quarter of fiscal 1997 that had been previously deferred. This was partially offset by start-up costs on the first production orders for Beralcast-Registered Trademark-, NMI's patented lightweight material during fiscal 1997.

    Selling, general and administrative expenses increased by $138,000 or 6% as compared to the first six months of fiscal 1996. As a percentage of sales, selling, general and administrative expenses increased to 21%, as compared to 15% for the same period a year earlier.

    Other income decreased by $59,000 to $11,000, compared to $70,000 for the same period in fiscal 1996. This decrease was primarily due to lower amounts available for investment.

    Interest expense decreased by $93,000 to $119,000 from $212,000 for the same period a year earlier.

    Income taxes during the first six months of fiscal 1997 and 1996 were at an effective rate of 2% net of approximately $11,000 of income tax refunds received in the first six months of fiscal 1996. The Company has significant unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of the first six months of fiscal 1997 was $9,949,000, a increase of $700,000. Cash and investments at the end of the six month period were $448,000, a decrease of $852,000. The decrease in cash is primarily a function of applications to line of credit balances to reduce interest expense.

    Capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary. The Company anticipates that this will require $1,057,000 during fiscal 1997.

                                       PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits:

         27        Financial Data Schedule
         10A       Envirocare of Utah, Inc. Low-Activity Radioactive waste
                   disposal agreement
         10B       Amendment of Solicitation/Modification of contract date
                   March 10, 1997 issued by the Department of the Army


    b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended March 31, 1997.

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

         By        /s/  Robert E. Quinn
                ----------------------------------------------------------
                Robert E. Quinn, President
                Chief Executive Officer

         Date      May 15, 1997
                ----------------------------------------------------------




         By        /s/ James M. Spiezio
                ----------------------------------------------------------
                James M. Spiezio, Vice President, Finance & Administration Chief Financial Officer

         Date      May 15, 1997
                ----------------------------------------------------------




         By        /s/ Rebecca  L. Perry
                ----------------------------------------------------------
                Rebecca L. Perry, Controller
                Chief Accounting Officer

         Date      May 15, 1997
                ----------------------------------------------------------