Form 10-Q
period 1997-06-30
NUCLEAR METALS INC
filed 1997-08-11
CIK 276331

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      ---------
                                      FORM 10-Q

(Mark One)
                   X   Quarterly Report Pursuant to Section 13 or 15(d) of
                 -----   the Securities Exchange Act of 1934
                         for the quarterly period ended June 30, 1997

                                          or

                 ----- Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                         for the transition period from     to
                                                       -----  -----

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


As of August 1, 1997 there were issued and outstanding 4,782,594 shares of the Registrant's Common Stock.

                        NUCLEAR METALS, INC. AND SUBSIDIARIES
                                      FORM 10-Q
                     for the quarterly period ended June 30, 1997

                                        INDEX

                                                                Page
                                                                ----

Part I.     Financial Information                                 2

Item 1.     Financial Statements
            Consolidated Balance Sheets:
            June 30, 1997 and September 30, 1996                  3

            Consolidated Statements of Income:
            Three Months Ended June 30, 1997 and June 30, 1996    4

            Consolidated Statements of Income:
            Nine Months Ended June 30, 1997 and June 30, 1996     5

            Consolidated Statements of Cash Flow:
            Nine Months Ended June 30, 1997 and June 30, 1996     6

            Notes to Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8-11


Part II     Other Information

Item 5.     Other Information                                     12

Item 6.     Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        13

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

                     NUCLEAR METALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                       JUNE 30,     SEPTEMBER 30,
                                                                                         1997           1996
                                                                                     -------------  -------------
Assets
  Current Assets:
    Cash and cash equivalents.....................................................  $     198,000  $   1,051,000
    Restricted Cash...............................................................        266,000        250,000
    Accounts receivable, net of allowances for doubtful accounts
     of $421,000 at June 30, 1997 and $821,000 September 30, 1996.................      4,447,000      4,931,000
    Inventories...................................................................     12,225,000     12,025,000
    Other current assets..........................................................        496,000        376,000
                                                                                     -------------  -------------
         Total current assets.....................................................     17,632,000     18,633,000
                                                                                     -------------  -------------
  Property, Plant and Equipment...................................................     48,113,000     46,980,000
    Less accumulated depreciation.................................................     32,961,000     31,834,000
                                                                                     -------------  -------------
    Net property, plant and equipment.............................................     15,152,000     15,146,000
                                                                                     -------------  -------------
  Other assets....................................................................      1,221,000      1,339,000
                                                                                     -------------  -------------
                                                                                     $  34,005,000  $  35,118,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Liabilities and Stockholders' Equity
  Current liabilities:
    Current portion of long-term debt.............................................  $   2,178,000  $     510,000
    Accounts payable and accrued expenses.........................................      5,303,000      8,874,000
                                                                                     -------------  -------------
    Total current liabilities.....................................................      7,481,000      9,384,000
                                                                                     -------------  -------------
  Notes Payable to Shareholders'..................................................        764,000        850,000
                                                                                     -------------  -------------
  Long Term Debt..................................................................        475,000        644,000
                                                                                     -------------  -------------

  Stockholders' equity:
    Common stock, par value $.10; authorized-15,000,000 shares; 4,775,928 issued and outstanding for June 30, 1997 and 4,781,928 issued and
      outstanding for September 30,1996...........................................        478,000        478,000
  Additional paid-in capital......................................................     14,022,000     13,889,000
  Warrants Issued.................................................................        130,000        130,000
  Retained earnings...............................................................     10,655,000      9,743,000
                                                                                     -------------  -------------
         Total stockholders' equity...............................................     25,285,000     24,240,000
                                                                                     -------------  -------------
                                                                                     $  34,005,000  $  35,118,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED:
                                    (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                        --------------------------
                                                                                          JUNE 30,      JUNE 30,
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales and contract revenues.......................................................  $  7,013,000  $  6,434,000
                                                                                        ------------  ------------
Cost and expenses
  Cost of sales.......................................................................     4,970,000     4,330,000
  Selling, general and administrative.................................................     1,315,000     1,312,000
  Research and development............................................................       329,000       269,000
                                                                                        ------------  ------------
  Total Cost and expenses.............................................................     6,614,000     5,911,000
                                                                                        ------------  ------------
Operating profit......................................................................       399,000       523,000

Other income (expense)................................................................       (13,000)     (158,000)
Interest expense, net.................................................................       (87,000)     (121,000)
                                                                                        ------------  ------------

Income (loss) before income taxes.....................................................       299,000       244,000

Benefit(Provision) for income taxes...................................................        (6,000)        5,000
                                                                                        ------------  ------------

Net Income............................................................................  $    293,000  $    249,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Per Share Information

Net Income per common and common equivalent share.....................................  $       0.06  $       0.05
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average number of common and common equivalent shares outstanding............     4,973,625     4,822,807

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED:
                                    (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                     ----------------------------
                                                                                       JUNE 30,       JUNE 30,
                                                                                         1997           1996
                                                                                     -------------  -------------
Net sales and contract revenues....................................................  $  19,627,000  $  23,126,000
                                                                                     -------------  -------------
Cost and expenses
  Cost of sales....................................................................     13,558,000     17,729,000
  Selling, general and administrative..............................................      3,903,000      3,760,000
  Research and development.........................................................      1,027,000        629,000
                                                                                     -------------  -------------
  Total Cost and expenses..........................................................     18,488,000     22,118,000
                                                                                     -------------  -------------

Operating income (loss)............................................................      1,139,000      1,008,000

Other income (expense).............................................................         (2,000)       (88,000)
Interest expense, net..............................................................       (206,000)      (333,000)
                                                                                     -------------  -------------

Income (loss) before income taxes..................................................        931,000        587,000

Benefit (Provision) for income taxes...............................................        (20,000)         9,000
                                                                                     -------------  -------------

Net Income.........................................................................  $     911,000  $     596,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Per Share Information

Net Income per common and common equivalent share..................................  $        0.18  $        0.12
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Weighted average number of common and common equivalent shares outstanding.........      4,938,127      4,792,713

                      NUCLEAR METALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                              FOR THE PERIODS ENDED:
                                    (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                         ------------------------
                                                                                          JUNE 30,     JUNE 30,
                                                                                            1997         1996
                                                                                         -----------  -----------
Cash flows from operating activities:
  Net income...........................................................................  $   911,000  $   596,000
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization......................................................    1,127,000    1,101,000
    Changes in assets and liabilities, net
      (Increase) decrease in accounts receivable.......................................      483,000   (1,635,000)
      (Increase) decrease in inventories...............................................     (200,000)   1,803,000
      (Increase) decrease in other current assets......................................     (120,000)     (85,000)
      Increase (decrease) in accounts payable and accrued expenses.....................   (3,573,000)   1,112,000
      Change in other long-term liabilities............................................      --          (204,000)
      Gain on sale of building.........................................................      --           (75,000)
      Other Assets.....................................................................      118,000       54,000
                                                                                         -----------  -----------
         Net cash provided (used) by operating activities..............................   (1,254,000)   2,667,000

Cash flows from investing activities:
  Capital expenditures, net............................................................   (1,150,000)  (1,102,000)
  (Purchase) Sale of Marketable Securities.............................................      --           170,000
  Proceeds from sale of Property, Plant & Equipment....................................       12,000      173,000
  Other................................................................................      --           --
                                                                                         -----------  -----------
         Net cash provided (used) in investing activities..............................   (1,138,000)    (759,000)
                                                                                         -----------  -----------

Cash flows from financing activities:
  Total payments of debt, gross........................................................   (2,988,000)  (4,153,000)
  Proceeds from bank debt..............................................................    4,542,000    1,963,000
  (Purchases) issuances of common stock................................................      --            32,000
                                                                                         -----------  -----------
         Net cash provided (used) in financing activities..............................    1,554,000   (2,158,000)
                                                                                         -----------  -----------

Net increase (decrease) in cash and equivalents........................................     (838,000)    (250,000)
  Cash and equivalents at beginning of the period......................................    1,301,000    1,076,000
                                                                                         -----------  -----------
  Cash and equivalents at end of the period............................................  $   463,000  $   826,000
                                                                                         -----------  -----------
                                                                                         -----------  -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest, net of amounts capitalized.................................................  $   189,000  $   349,000
  Income taxes.........................................................................  $    20,000  $   --

Notes

    1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1996.

    2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at June 30, 1997 and September 30, 1996 consist of:

                                    June 30,         September 30,
                                      1996               1997
                                  -----------        -------------

        Work-in process           $ 9,059,000        $ 8,697,000

        Raw materials               2,500,000          2,620,000

        Spare parts                   666,000            708,000
                                  -----------        -------------
                                  $12,225,000        $12,025,000
                                  -----------        -------------
                                  -----------        -------------

    3. All references to shares of Common Stock have been restated to reflect a two-for-one stock split in the form of a dividend effective April 7, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

    Net sales increased by $579,000 or 9% to $ 7,013,000 in the third quarter of fiscal 1997. Sales in the Uranium Services & Recycle industry segment decreased by $611,000 or 30% reflecting completion of a production contract for a foreign customer in fiscal 1996. Sales in the Specialty Metal Products industry segment increased by $257,000 or 7%, primarily as a result of increased production of commercial depleted uranium products. Sales in the Penetrator industry segment increased by $933,000 or 124%, due to volume increases in foreign military penetrator blanks.

    Gross margin in the third quarter was $2,043,000, a decrease of $61,000 from the prior year's $2,104,000. As a percentage of sales, gross margin was 29% as compared to 33% for the third quarter of fiscal 1996 primarily due to changes in product mix.

    Selling, general and administrative expenses increased by $3,000 as compared to the third quarter of fiscal 1996. As a percentage of sales, these expenses decreased to 19% as compared to 20% for the same period a year earlier.

    Other expense decreased by $145,000 to $13,000, compared to other expense of $158,000 for the third quarter of fiscal 1996. The decrease in other expense is primarily the result of $150,000 fees associated with amendments to the Company's credit facility during third quarter fiscal 1996.

    Interest expense decreased by $34,000 to $87,000, from $121,000 for the same period a year earlier as a result of higher interest rates and fees associated with outstanding debt during third quarter of fiscal 1996.

    Income taxes provided for during the third quarter of fiscal 1997 and 1996 was at an effective rate of 2%, however the fiscal 1996 was offset by a benefit of a tax refund of $12,000 during third quarter fiscal 1996. The Company has significant unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Nine Months Fiscal 1997 Compared With Nine Months Fiscal 1996

    Net sales decreased by $3,499,000 or 15% to $19,627,000 in the first nine months of fiscal 1997. Sales in the Uranium Services & Recycle industry segment decreased by $2,784,000 or 90%, primarily due to decreased sales of depleted uranium metal. Sales in the Specialty Metal Products industry segment decreased by $804,000 or 8%, largely due to decreased production deliveries of beryllium products. Sales in the Penetrator segment increased by $89,000 or 1%, primarily resulting from volume increases in foreign military production.

    Gross margin increased by $672,000 or 12% to $6,069,000. The higher gross margin is a result of a reduction of reserve requirements for certain site remediation costs of $670,000, reduction of inventory reserves of $650,000, and recognition of $280,000 of previously deffered revenue during the second quarter of fiscal 1997. This was partially offset by start-up costs on the first production orders for Beralcast-Registered Trademark-, NMI's patented lightweight material, during fiscal 1997. As a percentage of sales, gross margin was 31% as compared to 23% for the first nine months of fiscal 1997.

    Selling, general and administrative expenses increased by $143,000 or 4% as compared to the first nine months of fiscal 1996. As a percentage of sales, these expenses increased to 20%, as compared to 16% for the same period a year earlier.

    Other expense decreased by $86,000 to $2,000, compared to other expense of $88,000 for the same period in fiscal 1996. This was primarily due to restructuring fees associated with amendments to the credit facility during fiscal 1996.

    Interest expense decreased by $127,000 to $206,000, from $333,000 for the same period a year earlier. This decrease was primarily a result of higher interest rates and fees on outstanding debt during fiscal 1996.

    Income taxes provided during the first nine months of fiscal 1997 and 1996 were at an effective rate of 2% resulting from unrecognized net operating loss carryforwards offset by a benefit of tax refunds of $21,000 during fiscal 1996.

Liquidity and Capital Resources

    Working capital at the end of the first nine months of fiscal 1997 was $10,151,000, an increase of $902,000 over working capital at September 30,
1996.   Cash and investments at the end of this nine month period were
$463,000, a decrease of $838,000 from September 30, 1996. Net Cash used by investing activities and operating activities were $1,254,000 and $1,138,000 respectively. This was partially offset by an increase in bank debt of $1,554,000.

    The Company expects that, given adequate funds, capital spending will continue in support of facilities both in Concord, Massachusetts and at Carolina Metals, Inc., the Company's Barnwell, South Carolina subsidiary.
The Company has spent $1,150,000 on capital expenditures this fiscal year and anticipates it will spend approximately $1,400,000 in the aggregrate through fiscal 1997 year end. Capital requirements for the remainder of the current fiscal year are expected to be funded through a combination of existing cash balances, line of credit availability, and cash from operations.

    During the third quarter of fiscal 1997, the Company's commercial bank committed to increase the Company's credit facility to $6.55 Million. This increase will enable the Company to provide South Carolina's Department of Health and Environmental Control (DHEC) financial assurance for potential decommissioning costs for its Barnwell, South Carolina facility, allowing the Company to complete its license renewal for the site during the fourth quarter. The Company then will have satisfied regulatory requirements for both of its geographic locations financial assurance of potential decommissioning costs.

Forward-Looking Statements

    Statements contained herein that are not statements of historical fact are "forward-looking statements." Forward-looking statements include, without limitation, statements concerning capital expenditure expectations and sources of liquidity and capital. Such forward looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those factors set forth in Exhibit 99 to the Company's Form 10-Q for the quarter ended March 31, 1997, which is on file with the Securities and Exchange Commission.

                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a.   Exhibits:

       10 Securities Pledge Agreement dated July 3, 1997 between Khosrow B. Semnani and Nuclear Metals, Inc.

       27        Financial Data Schedule

  b. No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuclear Metals, Inc.

         By     /s/      Robert E. Quinn
                ------------------------------------------------------
                Robert E. Quinn, President
                Chief Executive Officer

         Date            August 11, 1997
                ------------------------------------------------------


         By     /s/      James M. Spiezio
                ------------------------------------------------------
                James M. Spiezio, Vice President, Finance
                Chief Financial Officer

         Date            August 11, 1997
                ------------------------------------------------------


         By     /s/      Rebecca L. Perry
                ------------------------------------------------------
                Rebecca L. Perry,  Controller
                Chief Accounting Officer

         Date            August 11, 1997
                ------------------------------------------------------