Form 10-K
period 1997-09-30
STARMET CORP
filed 1997-12-30
CIK 276331

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended September 30, 1997

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period
       from      to

Commission File No. 0-8836
                    ------


                            STARMET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                             04-2506761
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)


                               2229 Main Street,
                          Concord, Massachusetts 01742
              (Address of Principal Executive Offices) (Zip Code)
                                 (978) 369-5410
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
  None

Securities registered pursuant to Section 12(g) of the Act:

                 15,000,000 shares of Common Stock ($.10 Par Value)
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---

    Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $27,324,328 as of December 18, 1997.

    As of December 18, 1997, there were issued and outstanding 4,786,344 shares of the Registrant's Common Stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (Items 5,6,7,8 and 14)

(2) Registrant's proxy statement for the annual meeting of shareholders to be held on March 18, 1998 (Items 10, 11,12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              STARMET CORPORATION
                       Securities and Exchange Commission

Item Numbers and Description                                                                                   PAGE
                                                                                                            -----------

                                                        PART I

ITEM 1. Business.........................................................................................            3

ITEM 2. Properties.......................................................................................           17

ITEM 3. Legal Proceedings................................................................................           18

ITEM 4. Submission of Matters to a Vote of Security Holders...............................................          18

                                                        PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.........................          19

ITEM 6. Selected Financial Data...........................................................................          19

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.............          19

ITEM 8. Financial Statements and Supplementary Data.......................................................          19

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............          19

                                                       PART III

ITEM 10. Directors and Executive Officers of the Registrant...............................................          20

ITEM 11. Executive Compensation...........................................................................          20

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...................................          20

ITEM 13. Certain Relationships and Related Transactions...................................................          20

                                                       PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K...................................          20

SIGNATURES................................................................................................          26

INDEX TO AUDITORS REPORT AND FINANCIAL STATEMENT SCHEDULE.................................................          27

    Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The closing price of the Company's Common Stock as reported by NASDAQ for trading on December 18, 1996 was $21.50. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Starmet Corporation (the "Company" or "Starmet"), formerly known as Nuclear Metals Inc., changed its name on October 1, 1997. The Company also reorganized, forming four new wholly-owned subsidiaries, effective for fiscal year 1998. The new subsidiaries are: Starmet NMI Corporation, Starmet Powders, LLC, Starmet Comcast, LLC and Starmet Aerocast, LLC. Additionally, Carolina Metals Inc., the Company's wholly-owned subsidiary in Barnwell, South Carolina, has been renamed Starmet CMI, Inc. The Company's new NASDAQ stock trading symbol is STMT.
Unless the context otherwise requires, references to the Company herein are intended to refer to the Company and its subsidiaries.

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

    As of September 30, 1997 the Company had 235 employees.

INDUSTRY SEGMENT FINANCIAL INFORMATION

    The following table sets forth certain information regarding the revenue, operating profit (loss) and identifiable assets attributable to the three industry segments in which the Company operates.

                                                                                             YEAR ENDED
                                                                                   -------------------------------
                                                                                   SEPT. 30,  SEPT. 30,  SEPT. 30,
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)

Net Sales and Contract Revenues:
  Uranium Services & Recycle.................................................      $   4,965  $   6,189  $   4,969
  Specialty Metal Products...................................................         13,170     13,730     12,102
  Depleted Uranium Penetrators...............................................          9,927      8,775      1,713

Operating Profit(Loss):
  Uranium Services & Recycle................................................       $   1,195  $  (2,700) $    (996)
  Specialty Metal Products..................................................             391      1,432       (341)
  Depleted Uranium Penetrators..............................................             575       (942)      (237)

Identifiable Assets:
  Uranium Services & Recycle................................................       $  12,846  $  13,749  $  16,609
  Specialty Metal Products..................................................           8,199      6,195      5,140
  Depleted Uranium Penetrators..............................................           7,691      8,441     12,158

See Note 14 of Notes to Consolidated Financial Statements.

----------------------------------------------

    The Company has no foreign operations. The Company has export sales, which accounted for 25% of net sales for the fiscal year ended September 30, 1997. In the prior two fiscal years, 1996 and 1995, export sales were 28% and 33%, respectively.

INDUSTRY SEGMENTS

    The following is a general description of the Company's three business segments. For additional information concerning developments in these business segments during fiscal 1997, reference is made to the Company's 1997 Annual Report, which is incorporated herein by reference and is included as
Exhibit 13.

                           URANIUM SERVICES & RECYCLE

    The Company's Uranium Services and Recycle business segment has the technical capabilities and facilities to manufacture depleted uranium metal, convert a chemical, uranium hexaflouride (UF6) to uranium tetrafluoride
(UF4), recycle various low-level radioactive metals, produce DUCRETE-TM-shielding, repair depleted uranium and tungsten counterweights for military and commercial aircraft, and supply depleted and natural uranium alloy material for use in United States Enrichment Company's (USEC) Atomic Vapor Laser Isotope Separation (AVLIS) program. The sales and marketing team supporting the Uranium Services and Recycle business segment has been significantly expanded during 1997 from one local office at Starmet CMI located in Barnwell, SC to additional sales offices in Oak Ridge, TN, Idaho Fall, ID, Aiken, SC, Washington, DC, and Concord, MA.

Recycle of Low-Level Radioactive Metals

    The Company demonstrated the technical feasibility and economic soundness of recycling radioactively contaminated steel into storage drums and boxes for containment of various radioactive wastes at Department of Energy (DoE) sites. The DoE facilities have millions of tons of radioactively contaminated carbon steel and stainless steel in the form of structural components and various types of processing equipment. Through beneficial reuse of contaminated steel scrap, the DoE will be able to reduce the volume of low-level radioactive waste in a cost effective manner. In addition to the DoE facilities, it is estimated that several million tons of low-level contaminated steel will be generated as a result of decommissioning the more than 100 currently operating commercial nuclear power plants over the next 30 years. The Company continues to pursue additional contracts in this product area using a unique spray casting technique in partnership with a foreign company.

    During fiscal 1997, the Company continued its teaming arrangement with ALARON Corporation in Cayce, SC offering services to remelt slightly contaminated steel at the Company's Starmet CMI location. The resultant metal is used in shielding applications through an interlocking shield called the RAM-LOC-TM- shielding block. Radioactively contaminated steel remelt services are offered at only two other facilities in the United States.

    The Company competes in this market with Scientific Ecology Group and British Nuclear Fuels Limited.

Production of DUCRETE-TM-

    The Company has licensed the exclusive commercial production rights for a DOE patented process known as DUCRETE-TM- shielding. DUCRETE-TM- shielding was developed by the Idaho National Engineering Laboratory as a potential shielding for spent fuel and high level radioactive waste casks. Starmet Corporation has exclusive rights to market this technology in the commercial sector. DUCRETE-TM- consists of uranium oxide aggregate combined with concrete to form a stable and economical shielding for spent fuel and other high level radioactive waste products. The Company is actively pursuing a contract with the DoE for conversion of its 55,000 metric tons of Uranium Hexaflouride into DU aggregate for DUCRETE shielding production. Spent fuel containers produced from DUCRETE-TM- will offer the advantages of portability and being 3-5 times more effective than standard concrete. DUCRETE shielding has the added advantage of being rail transportable, and, therefore, re-useable, unlike conventional concrete, which must be disposed of when spent fuel is moved to alternative repositories. Pilot facilities were installed during 1997 to convert DU oxides into high density DUCRETE-TM-shielding aggregate.

Supply of Depleted Uranium Alloy

    The Company supplies DU and Natural Uranium (NU) alloy material to USEC for use as AVLIS feed material. AVLIS is expected to replace the current gaseous diffusion process for separating the fissionable isotope, U(235), from natural uranium within the next ten years. The Company currently is performing conversion services for USEC, in converting Depleted Uranium Hexaflouride (UF(6)) to Uranium feed materials for the AVLIS prove-out program. The Company believes that USEC has a need for conversion of approximately 15-20 million pounds annually. The Company continues to be the primary supplier of AVLIS feed material. However, other companies are expected to compete for future business.

Refurbishment of Counterweights

DU is used in production of commercial shielding and counterweight products requiring the unique properties of DU which include density and ease of fabrication. Starmet NMI and Starmet CMI are the only FAA approved facilities in the United States to repair DU aircraft counterweights. The Company refurbishes DU counterweights for essentially all of commercial and domestic carriers flying wide body, i.e. DC-10, L-1011, and Boeing 747 aircraft, and has begun work on military aircraft as well. The Company also has the capability to produce counterweights. The Company competes primarily for business in North America with Cameco of Canada.

Significant Customers

    United States Enrichment Corporation (USEC) is a significant customer of the Uranium Services & Recycle segment. In fiscal 1997, sales to USEC accounted for 14% of net sales. If USEC were lost as a customer, this would have a material adverse effect on the Company.

                            SPECIALTY METAL PRODUCTS

    The Company has several specialty metal products, including: beryllium products; specialty, medical, and aerospace powders; and a variety of advanced metal products and services for aerospace, energy, and commercial applications.

Beryllium Products--General

    Beralcast -Registered Trademark- is the Company's patented investment cast beryllium aluminum alloy, an engineering material designed for use in electronic and secondary structural applications for a variety of aerospace, avionics and commercial applications. Cost and weight pressures on today's design engineers demand a transition to lightweight, strong, and high stiffness materials such as Beralcast -Registered Trademark-. This alloy offers 3 1/2 times the stiffness of aluminum with 22 percent less weight and is investment castable to net and near net shapes.

    The Company's patents on the alloy compositions for Beralcast -registered trademark- materials have approximately 15 years remaining and certain process details are trade secrets. Prototypes of a variety of aerospace components have been produced and the Company also has produced volume quantities of battery cases and navigational components for satellites. Sales of Beralcast -Registered Trademark- products at present are made directly to manufacturers of assemblies and systems. However, the Company is seeking partnering arrangements to enable manufacturing and distribution through sites other than its Concord, MA facility. The Company's Beralcast
-Registered Trademark- sales and marketing organization has been expanded greatly during 1997 through establishment of sales offices in Concord, MA, Wilmington, MA, Los Angeles, CA, San Jose, CA, Ft. Walton Beach, FL, Washington, DC, and Canton, CT, and sales representatives in Europe and Japan.

    The Company competes with Brush Wellman Inc. in the production of beryllium products. Beryllium alloys also compete with less expensive materials such as stainless steel and other alloys.

Beryllium Products--Defense Applications

    High performance defense applications for Beralcast -Registered Trademark- include: the Comanche (Advanced Attack Helicopter), the F-22 (Advanced Tactical Fighter), the PAC-3 (updated Patriot missile), the French Rafael (Advanced Fighter Aircraft), and a number of other advanced design programs. Lockheed Martin's Apache helicopter work is expected to include upgrades to the night vision system. This system, referred to as "B-Kit", is part of the advanced system being used on the Comanche program. All components are distributed directly to customers who generally are prime Government contractors. Beralcast -Registered Trademark- investment castings compete directly with aluminum A356 aerospace materials, magnesium, and aluminum silicon composites. Other competing materials are titanium and stainless steel. Use of Beralcast -Registered Trademark- depends largely on the customer's weight, stiffness, and vibration damping needs, in combination with a willingness to pay a premium for the materials performance benefits.

    Lockheed Martin Corporation will use some 58 Beralcast -Registered Trademark- components for its Electro Optic Sensor System (EOSS), the night vision system and target acquisition system on the Comanche helicopter, the Army's most advanced reconnaissance helicopter. This material has the highest priority for provision of Comanche program funding and is in the high growth stage of its development as a product.

Beryllium Products--Commercial

    Advanced commercial products are brought to the market much faster than aerospace and Government products, i.e. 1-2 years instead of 5-10 years. All of the Company's current products are sold to OEM's and are distributed through its Concord, Massachusetts facility. The Company believes that there are additional commercial applications for this unique and patented material within the commercial marketplace where a modest cost premium over aluminum can yield significant improvements in end product performance. The Company has produced prototype quantities of golf club heads and disc drive armatures.

    The Company also produces seamless beryllium tubes for satellite applications. The Company can produce extruded Beralcast -Registered Trademark-tubing for satellites, intended to supplant expensive graphite composites. The Company's extrusion technology has been demonstrated successfully in the recent manufacture of tubing struts for the Comanche EOSS.

Sources of Beryllium

    Because the Company is able to use relatively low grade beryllium as input metal, the Company has more than one source of beryllium (Be) input material. Foreign sources of supply have adequate inventories to support the Company's production needs for at least three years. Longer term, the Company's strategic objective to become self-sufficient, producing its own low cost Be using new conversion technologies.

Advanced Metal Products and Services

    Since the early 1960's, the Company has produced bi-metallic transition joints for joining titanium fuel tanks to stainless steel plumbing in satellites. These joints are made by a proprietary co-extrusion process resulting in a bond stronger than the parent metals of the joint. Other bi-metallic bonding processes compete with our co-extruded products in markets where bond integrity is not as critical, i.e. cryogenic systems for refrigerants. This business segment also produces powder metallurgy bearing steel which is used by customers to fabricate fuel linkage bearings in jet engines. The Company is a sole source supplier of this product which is in a declining market, however, sales of this product are not material to the success of the business unit. The Company also provides extrusion services to various superconductor and research firms using the Company's 1400 ton, 300 ton, and 100 ton extrusion presses. Generally, local companies take advantage of the Company's extrusion services. All of the foregoing products and services are provided directly to a large base of Original Equipment Manufacturers (OEM's) and there is no dependency on a single customer. Raw materials for these products and services are readily available in the metals industry requiring no special processing or long lead times.

Metal Powders

    The Company manufactures metal powders by proprietary processes called the Rotating Electrode Process-TM- (REP) and the Plasma Rotating Electrode Process-TM- (PREP), which produce spherical metal particles within a relatively controllable size range. The Company supports its Powders business unit with a sales office in Concord, Massachusetts, and a representative in Japan.

    The metal powders produced by the Company include steel, titanium alloy and several nickel and cobalt-base alloys generally known in the industry as specialty powders. The Company is in the process of seeking strategic alliances to assist the Company in moving ahead with its plans to produce not only metal powders, but also components made from the consolidation of these powders.

    The principal markets for the Company's metal powders are medical applications (titanium and cobalt-based alloy powders), which use the powder as a porous coating on medical prostheses, and original equipment manufacturers (steel, titanium alloy and specialty powders), which fabricate metal parts from the powder through various processes. In addition, the Company continues to produce steel powders for the photocopy industry, as a carrier for toner in copy machines and in high-performance laser printers.

    Management believes that the metal powders produced by its manufacturing processes offer significant advantages for certain product applications compared with metal powders produced by other processes. In particular, the processes result in inherently "cleaner" powders, more uniformly spherical particles and a higher percentage of particles within the desired size range from a given amount of raw material.

    Key competitive factors in the metal powders market are price and the ability to meet exact dimensional, metallurgical and other specifications. The steel powder marketed by the Company for photocopy applications competes with less expensive powders produced by larger manufacturers. The Company believes that the quality of its powder used in the photocopy processes helps to offset any price advantage that may exist for competing powders in this price sensitive market.

Sources of Raw Materials

    The principal raw material for the Company's steel powder is cold-rolled steel bars, which are readily available. Other metal powders are manufactured to customer specifications, and the metals for these powders are generally available for purchase in job lots from specialty metal suppliers.

Patents

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

Significant Customers

    Lockheed Martin Corporation (LMC) is a significant customer of the Company's Specialty Metal Products segment. In fiscal 1997, sales to LMC accounted for 7% of sales (See Note 1 of Notes to Consolidated Financial Statements). The Company currently is under several contracts with LMC to provide
Beralcast-Registered Trademark- hardware for the Comanche Helicopter Program. The loss of LMC as a customer would have a material adverse effect on the Company.

    Lockheed Idaho Technology Company (LITCO) is another significant customer of the Company's Specialty Metal Products segment. In fiscal 1997, sales to LITCO accounted for 5% of net sales. The Company currently is under contract with Lockheed Idaho Technology Company to produce, from furnished DU recycle metal, DU castings for the U.S. Army's heavy armor tank program. This contract continues to have options for several additional years. The loss of LITCO as a customer would have a material adverse effect on the Company.

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

    The Company competes with Aerojet Ordnance, a division of GenCorp Inc., as one of two domestic DU penetrator manufacturers. The principal DU products manufactured by the Company, referred to as penetrators, have application in various military gun systems. The Company generally sells penetrators directly to prime ammunition contractors. The U.S. Government has funded and owns a portion of the manufacturing machinery and equipment used by the Company for producing penetrators.

    Company continues to produce M829A2 penetrators under a production contract with options extending production to the year 1999. This contract is subject to appropriations by the Government. The Company currently is in production on the third option of this contract. Management strongly believes the Government will exercise the remaining option on the contract. The Company will continue to pursue both domestic and foreign military depleted uranium penetrator production requirements, however, the market for DU ordnance is declining, and near term orders are not expected.

    During December 1998, the Company will complete an order for DU products from a UK customer to support its UK based manufacture of tank ammunition containing DU penetrators. This material will complete the customer's near term requirements for this type of ammunition and follow-on orders are not anticipated within the next 5 years. None of the business practices used in this business segment are considered proprietary.

    The Company plans to move its DU operations to its Barnwell, South Carolina facility as DU products reach the point where the volume of such operations are no longer practical at the Concord, MA facility.

Significant Customers

    Royal Ordnance, a U.K. defense contractor, is a significant customer of the Company's Depleted Uranium Penetrator segment. In fiscal 1997, sales to Royal Ordnance accounted for 19% of net sales. The Company currently is under contract to manufacture penetrator blanks for Royal Ordnance with a completion date of December, 1998.

    Primex Technologies is also a significant customer of the Company's Depleted Uranium Penetrator segment. In fiscal 1997, sales to Primex Technologies accounted for 12% of net sales. The Company currently is under contract to provide Primex Technologies with 120mm penetrators for the U.S. Army's ABRAMS Tank program with options extending another three years.

    If Royal Ordnance and Primex Technologies were lost as customers in the short term, this would have a material adverse effect on the Company. Both customers have finite contracts with the conracts with the Company and additional contract requirements from these customers are considered unlikely. Management believes that expansion of its Beralcast-Registered Trademark-product lines as well as growth in its uranium services and recycle industry segment over the next few years will minimize the effect on the Company of these probable reductions in contract requirements from these customers.

    The following table sets forth certain information with respect to the backlog of the Company's business segments at September 30, 1997 and September 30, 1996 including the portions thereof represented by orders from the Company's principal customers, Lockheed Martin, Lockheed Idaho, Prime Technologies and United States Enrichment Corporation. The backlog for the Company is affected by the timing of orders from these customers. The Company believes all orders in backlog are firm.

BACKLOG                                                                                         1997           1996
                                                                                              ---------      ---------
                                                                                                    (IN THOUSANDS)

Uranium Services........................................................................      $       0      $  --
  United States Enrichment Corp.........................................................            424          1,261
  Other.................................................................................          1,028      $     566
                                                                                              ---------      ---------
    Total...............................................................................          1,452          1,827
                                                                                              ---------      ---------
                                                                                              ---------      ---------

Specialty Metal Products
  Lockheed Martin.......................................................................      $   4,237      $   4,664
  Lockheed Idaho........................................................................          2,519          1,970
  Other.................................................................................          3,861          5,868
                                                                                              ---------      ---------
    Total...............................................................................      $  10,617         12,502
                                                                                              ---------      ---------
                                                                                              ---------      ---------
Depleted Uranium Penetrators
  Primex Technologies...................................................................      $   5,474      $   8734
  Royal Ordnance........................................................................          4,278         --
  Other.................................................................................          5,833            181
                                                                                              ---------      ---------
    Total...............................................................................      $  15,585      $   8,919
Company Total...........................................................................      $  27,654      $  23,248
                                                                                              ---------      ---------
                                                                                              ---------      ---------

Marketing

    The Company relies on a variety of marketing strategies, including advertising and direct sales. Technical papers given at industry symposia, presented both by Starmet and in conjunction with customers, also are used as marketing vehicles for the Company's advanced metal products and services. Strategic alliances are being developed with several key customers to strengthen the Company's customer and product base into the future and to reduce costs through joint research and development costs and marketing efforts.

    Understanding the importance of Design-To-Cost principles, especially those of Lockheed Martin Corporation, is essential to strategic teaming with our Beralcast-Registered Trademark- customers. Concentrated efforts on cost reduction in the form of Concurrent Engineering, low cost Beryllium metal production, facility expansion, and other efforts, add value for future sales volumes. Starmet has introduced Nucast, our Beralcast-Registered Trademark-teammate, to these cost reduction ideas which is expected to form the basis for improved cost competitiveness in the future. Direct marketing efforts are increasing.

    The Company is committed to expanding its product and customer base for metal powders. Market demands for fine metal powders, for re-consolidation or incorporation into metal matrix composites, are on the rise and the Company is positioning itself to exploit these opportunities. Novel product requirements for our advanced metal products and services will continue to receive the utmost attention for expansion of the Company's product base. A significant portion of the Company's business is dependent on the award of contracts or subcontracts for the supply of products and materials to governmental departments and agencies. Payment to the Company of all or a portion of the amounts called for under such contracts or subcontracts, is often subject to legislative funding appropriations, government agency purchasing requirements and other conditions and factors beyond the Company's control. Accordingly, the Company's performance under such contracts may be delayed or may not commence at all, in which case the payments thereunder may be recognized later than anticipated at the time of the contract award or not at all in cases in which the Company is not called upon to perform. As a result, the timing and amount of revenues under such government contracts is uncertain and subject to change, which may result in fluctuations in the Company's operating results and cash flows.

RESEARCH AND DEVELOPMENT ACTIVITIES

    The Company engages in research activities to develop new products or enhance existing products for new applications. Research and development is funded both by the Company and through customer sponsored programs. During the past fiscal year, funded research and development has been sponsored by the Department of Defense, Department of Energy, and various commercial customers.

    The Company's is involved in research covering a variety of product areas for applications of Beralcast-Registered Trademark- (beryllium aluminum) castings, Dmetal powders, and uranium processing technology. The highlights of R&D activities in the Uranium Services & Recycle Product segment include recycling processes for radioactively contaminated steel scrap, uranium production technology for AVLIS feedstock, removal of uranium from MgF(2) slag, conversion of UF to uranium oxide, and the manufacture of DUCRETE-TM- as a means of incorporating depleted uranium oxide aggregate in a cement matrix to make shielded concrete structures. The Company built a pilot plant to manufacture uranium oxide aggregate for DUCRETE-TM- and is developing the process knowledge required to support large scale production. R&D activities in the Specialty Metal Products segment included development of new casting processes and alternative methods and forming and manufacturing of Beralcast-Registered Trademark- alloys. The Company expects that this research will lead to products suitable for commercial mass production markets and extend the application of Beralcast-Registered Trademark- products in the aerospace and military markets. The Company has developed a method for producing fine titanium metal powders as an extension of our PREP-Registered Trademark- method for making for making spherical powders form reactive metals such as titanium, and the Company is exploring new methods for utilizing titanium powder in the manufacture of metal parts.

    The Company also participates in certain cooperative research and development activities through arrangements with selected customers and Government agencies where there is potential for utilizing proprietary technology or specialized resources not directly available to the Company. The Company employs a staff of six Ph.D. technologists with backgrounds in chemistry, mechanical and metallurgical engineering to conduct research and new product development. In addition, the Company has on the R&D staff a former Government scientist who invented the DUCRETETM technology. The cost for Company-sponsored research and development activities was $1,309,000 in fiscal 1997, $876,000 in fiscal 1996, and $439,000 in fiscal 1995. Total revenues from customer-funded research and development were $793,000 in fiscal 1997, $1,812,000 in fiscal 1996 and $557,000 in fiscal 1995. These revenues are included in the revenues of the industry segment to which the research and development relates.

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

    In the process of manufacturing depleted uranium products, the Company generates low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. With the closing of the Barnwell, South Carolina, low-level radioactive waste repository to out-of-region generators in July 1994, the Company began storing waste on site in Concord and Barnwell. Interim storage is permitted under the Company's licenses. At present, the Barnwell repository remains available for use by the Company's Starmet CMI facility. The Company has made provisions to accommodate an extended period of interim storage of waste within existing buildings in Concord as the state government works toward a regional solution. At the same time, the Company has made significant progress in developing and instituting alternatives to disposal of its waste. The Company intends to continue the development of technologies and processes aimed at eliminating the generation of waste materials associated with its manufacturing process.

    For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing with lime and discharging the neutralized mixture to a holding basin on its premises in Concord, Massachusetts. In 1986, the holding basin was covered with Hypalon, an impervious material used to prevent rain and surface run-off water from leaching through the holding basin. The Company now uses a proprietary "closed loop" process that it developed to discontinue such discharges. The Company believes that both practices were and are in compliance with all applicable regulations. The Company now is in the process of removing and disposing of the material in the holding basin. For a discussion of the status of remediation of the holding basin at the Company's Concord facility, see "Concord Site Remediation and Decommissioning Planning Requirements" elsewhere herein.

Concord Site Remediation and Decommissioning Planning Requirements

    The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and the South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina, respectively. Under applicable licensing regulations pertaining to decommissioning and disposal of certain hazardous materials ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord Facility DFP estimated cost is $11.7 million and the Barnwell Facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company has satisfied these requirements and as a result, the site licenses for both locations have been renewed.

    Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. Based on the terms of certain contracts that the Company entered into with the United States Government to process such depleted uranium materials, the Company believes that such materials continue to be owned by the United States Government and that the United States Government is obligated, under applicable law, to pay for its percentage of eventual D&D. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government, and that this obligation, has been satisfied by a letter of credit to each geographic locations regulatory agency.

    The United States Army, in a memorandum of Decision dated September 13, 1996, determined pursuant to Public Law 85-804, that it should fund remediation of the Concord holding basin site as well as D&D related to the Concord facility, based in part on the Army's determination that the Company's activities are essential to the national defense. The United States Army has issued to the Company a fixed price subcontract for remediation of the holding basin and the Company entered into a fixed price subcontract with a contractor to perform this remediation. This work is expected to continue into the first half of fiscal 1998. The Company's contract with the contractor is fixed price based on a specified volume of waste to be removed from the basin and delivered to a burial site. If the volume of the material removed exceeds the specified level then the Company is obligated to pay an additional fee per cubic yard of excess material removed. Based on the current estimates, management believes that the amount of material to be removed will not exceed the specified amount and that the fixed price contract issued by the United States Army will be adequate to fully fund the remediation of the basin. The Army has provided written assurances (subject to funding appropriations) of its intention to provide funding for D&D costs at the Concord facility under future contracts or, in the event that no future contracts were awarded (which the Army has indicated is unlikely in view of its current plans), under an existing contract. D&D costs for the Company's CMI facility are covered by the existing letter of credit. The Company has no written assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, based on the advice of legal counsel, management believes that the Army is responsible for its estimated share of D&D.

Forward Looking and Cautionary Statements

    Except for the historical information and discussions contained herein, statements contained in this Form 10-K, including, without limitation, statements incorporated herein by reference, may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward looking statements. Without limiting the generality of the foregoing, the words "believes, " "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors described in
Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:


NAME                                                      AGE                   POSITION WITH THE COMPANY
----------------------------------------------------     -----     ----------------------------------------------------

George J. Matthews..................................        67     Chairman of the Board of Directors,
                                                                    CEO and Treasurer

Wilson B. Tuffin....................................        66     Vice Chairman of the Board of Directors
Robert E. Quinn.....................................        44     President
Kevin R. Raftery....................................        39     President, Starmet Comcast & Aerocast
Douglas F. Grotheer.................................        39     President, Starmet CMI
William T. Nachtrab.................................        44     Vice President, Technology & Engineering
James M. Spiezio....................................        49     Vice President, Finance & Administration
James H. Scarboro...................................        58     Vice President, Marketing
Frank J. Vumbaco....................................        44     Vice President, Health/Safety and Corporate Communications
Bruce E. Zukauskas..................................        47     Vice President, Operations

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

    KEVIN R.RAFTERY became President of Starmet Comcast, LLC and Starmet Aerocast, LLC in December 1997. Prior to December 1997 he was the Manager of the Beralcast business unit, prior to August 1996 he was Program Manager for Beralcast, prior to November 1994 he was Program Engineer for over five years.

    DOUGLASS F. GROTHEER became President of Starmet CMI Corporation in 1997. He served as Vice-President of Engineering and Program from 1994 to 1997, as Manager of Engineering and Program from 1992 to 1994, as Manager of Ordinance Programs from 1986 to 1992, as Program Manager from 1982 to 1986, and as Project Engineer from 1980-1982.

    WILLIAM T. NACHTRAB, Ph.D. has held the position of Vice President, Technology with the Company since May 1993. Prior to May 1993 he was Manager, Research & Development for the prior five years.

    JAMES M. SPIEZIO has been the Vice President, Finance and Administration since October 1993. Prior to October 1993, he was Controller, and prior to April 1989, he served as Manager of Business Planning.

    JAMES H. SCARBORO became Vice-President in December 1997. Prior to December 1997, he was Marketing Manager for over five years.

    FRANK J. VUMBACO has held the position of Vice President, Health/Safety with the Company since November 1993. Prior to November 1993, he was Manager of Health/Safety for over five years.

    BRUCE E. ZUKAUSKAS has held the position of Vice President, Operations since October 1994. Prior to October 1994, he was Quality Manager for over five years.

ITEM 2. PROPERTIES

    CONCORD, MASSACHUSETTS--The majority of the Company's activities are conducted at a Company-owned site which comprises approximately 46.4 acres and includes a 180,000 square feet building used for manufacturing activities, offices and warehousing.

    BARNWELL, SOUTH CAROLINA--Starmet CMI, the Company's wholly-owned subsidiary, is located on 321 acres of land which includes:

    109,000 square foot facility housing two manufacturing units: one unit provides the capability of converting chemical gas (UF(6)) to chemical salt (UF(4)) and a second unit houses a reduction process to convert chemical salt (UF(4)) to metallic depleted uranium.

    70,000 square foot DU Recycle Technology Center adjacent to the manufacturing facility which provides the technology and facilities required to provide recovery and recycle of depleted uranium and other useful materials.

    A full scale analytical laboratory.

    For a discussion of the current underutilization of the CMI facility, see "Management's Discussion and Analysis of Operations" contained on page 12 of the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference and included in this Report as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

    The Company is named as a Potentially Responsible Party (PRP) in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low level radioactive waste disposal site. A committee of PRP's, including the Company, has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995, outlines the responsibilities of all parties and states that the PRP's will undertake the initial remedial phase (IRP) of the site remediation at an estimated cost of $60 million. The Company's liability is not expected to exceed approximately $80,000 over 10 years. For a discussion of proceedings related to the recent renewal of the Company's nuclear regulatory licenses, see Part I, Item 1 "Business - Environmental, Safety and Regulatory Matters--Concord Site Remediation and Decommissioning Planning Requirements"' elsewhere herein.

    On December 9, 1997, Brush Wellman, Inc. ("Brush Wellman") filed a patent infringement suit against Starmet Corporation in United States District Court for the District of Massachusetts (Case No. 97-12705-RCO) alleging that the Company is infringing a patent awarded to Brush Wellman for the investment casting of aluminum beryllium alloys. Brush Wellman currently holds U.S. Patent No. 5,642,773 entitled "Aluminum Alloys Containing Beryllium and Investment Casting of Such Alloys." Brush Wellman is seeking an injunction of the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees. The Company has been advised by patent counsel that Brush Wellman's claims are without merit and that Brush Wellman's patent is invalid. The Company's answer to Brush Wellman's complaint is due December 30, 1997, unless the date for filing an answer is extended, and the Company intends to challenge the validity of Brush Wellman's patent, deny any patent infringement by the Company and assert counterclaims against Brush Wellman.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 29, 1997, the Company held a special meeting of stockholders and approved the following proposals:

    (1) To change the name of the Company to "Starmet Corporation," the name of Carolina Metals, Inc. to "Starmet CMI" and the Company's ticker symbol on Nasdaq to "STMT."


*VOTE:         FOR         AGAINST         ABSTAIN       BROKER NON-VOTES
----------  ---------    -----------    -------------    ----------------
            2,545,974        5,398            350                  0

    (2) To approve a Plan of Reorganization, dated June 24, 1997 (incorporated herein by reference and is included as Exhibit 2), whereby the Company has the authority to reorganize into four new subsidiaries to operate in the following lines of business: depleted uranium products, specialty powders, specialty metals, Beralcast-Registered Trademark-products for aerospace use, and Beralcast-Registered Trademark- products for commercial use. The Company also has the authority to (i) transfer some or all of the assets, debts and obligations related to each business activity to the respective subsidiary in exchange for 100% of such subsidiary's issued and outstanding stock and (ii) transfer the remaining assets used at Starmet CMI's South Carolina facility to Starmet CMI in consideration of the assumption of the debts, obligations and liabilities of such assets.


*VOTE:         FOR         AGAINST         ABSTAIN       BROKER NON-VOTES
----------  ---------    -----------    -------------    ----------------
            2,203,531        3,300           1,798           343,093

------------------------

* Note: Of the 4,785,344 shares outstanding as of the record date for the stockholder's meeting, only 3,035,299 were eligible to vote. The remaining 1,750,045 shares were sterilized because of the application of the Massachusetts Control Share Acquisition Act (ch. 110 D of the Massachusetts General Laws).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference to the Section entitled "Common Stock Information" in the Registrant's 1997 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the Registrant's 1997 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

    The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Operations" in the Registrant's 1997 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the Consolidated Financial Statements as of September 30, 1997 and notes thereto in the Registrant's 1997 Annual Report to Stockholders, which is included in this Report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning Directors of the Company and compliance with
Section 16(a) of the Security Exchange Act of 1934, as amended called for by
Item 10 is incorporated by reference from the information under "Election of Directors" and "Principal and Management Stockholders," respectively in the proxy statement for the annual meeting of shareholders on March 18, 1998. Information concerning executive officers of the Company is set forth in Part I, Item 1 under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated by reference from the information under "Executive Compensation" in the proxy statement for the annual meeting of shareholders on March 18, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated by reference from the information under "Principal and Management Stockholders" in the proxy statement for the annual meeting of shareholders on March 18, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated by reference from the information under "Executive Agreements" in the proxy statement for the annual meeting of shareholders on March 18, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following consolidated financial statements of the Company, included in the Company's 1997 Annual Report are filed as part of this report:

    Auditors' Report
    Consolidated Balance Sheets--September 30, 1997 and September 30, 1996. Consolidated Statements of Income for the years ended September 30, 1997,
      September 30, 1996 and September 30, 1995.
    Consolidated Statements of Stockholders' Equity for the years ended
      September 30, 1997, September 30, 1996 and September 30, 1995. Consolidated Statements of Cash Flows for the years ended September 30,
      1997, September 30, 1996 and September 30, 1995.
    Notes to Consolidated Financial Statements

    2. Financial Statement Schedule for the Three Years Ended September 30, 1997

    Auditors' Report on Schedule II-Valuation and Qualifying Accounts

3. Exhibits:

ITEM NO.*                                                DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
 2         Plan of Reorganization, dated June 24, 1997. (12)
 3(a)      Articles of Organization, as amended, of the Registrant.**
 3(b)      By-laws, as amended, of the Registrant, incorporated by reference to File No. 2-62266, Part II, Exhibit
           3(b).
 4(a)      Financing Agreement, dated May 11, 1982, among Barnwell County, South Carolina, Registrant and Carolina
           Metals, Inc. (a wholly-owned subsidiary) relating to Barnwell County, South Carolina Industrial
           Development Revenue Bond (Nuclear Metals, Inc. project) 1982, incorporated by reference to File No.
           2-70044, Part II, Exhibit 4(d).
 4(b)      Financing Agreement, dated September 27, 1984 among Barnwell County, South Carolina, Registrant and
           Carolina Metals, Inc. (a wholly owned-subsidiary) relating to Barnwell County, South Carolina Industrial
           Development Revenue Bond (Nuclear Metals, Inc. project) 1984, incorporated by reference to File No.
           0-8836, Part II, Exhibit 4(e).
 4(c)      Financing Agreement, dated June 1, 1985 among Massachusetts Industrial Finance Agency and the Registrant
           relating to Massachusetts Industrial Development Revenue Bond (NMI-- 1985 Concord Issue) incorporated by reference to File No. 0-8836, Part II, Exhibit 4(f)
 4(d)      Nuclear Metals, Inc. Non-Qualified Stock Option Plan as amended.(1)
 4(e)      Nuclear Metals, Inc. Restated Employees' Stock Option Plan as amended. (1)
 4(f)      Nuclear Metals, Inc. Directors' Stock Option Plan as amended. (6)
 4(h)      Warrant to Purchase 25,000 shares of the Company's Common Stock issued to State Street Bank and Trust
           Company. (6)
 4(i)      Common Stock Purchase Warrant dated September 16, 1996 issued to Melvin B. Chrein and schedule of similar warrants. (7)
 4(j)      Common stock purchase warrant dated September 22, 1997 issued to Roger M. Marino for 60,000 shares.**
10(a)      Agreement, effective March 1, 1993, between the Registrant and Matthews Associates Limited. (2)
10(b)      Agreement, effective March 1, 1993, between the Registrant and Wilson B. Tuffin, as amended November 17,
           1994. (2)
10(c)      Employment Agreement, effective February 8, 1995 between the Registrant and Robert E. Quinn. (7)



10(d)      Agreement with Olin Corporation regarding large caliber penetrators. (Confidential treatment has been granted for certain portions of this Exhibit). (3)
10(e)      Credit Agreement dated March 31, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and
           Trust Company.(4)
10(f)      First Amendment to Credit Agreement dated as of June 30, 1995 among the Company, Carolina Metals, Inc.
           and State Street Bank and Trust Company. (5)
10(g)      Amended and Restated Revolving Credit Note dated March 31, 1995 (as amended December 24, 1996 ) of the
           Registrant and Carolina Metals, Inc. (7)
10(h)      Second Amendment to Credit Agreement dated as of December 24, 1996 among the Registrant, Carolina
           Metals, Inc. and State Street Bank and Trust Company. (7)
10(i)      10% Convertible Subordinated Debenture dated January 10, 1996 payable to WIAF Investors Co. in amount of
           $334,000.00 and schedule of similar debentures. (7)
10(j)      10% Subordinated Debenture dated September 16, 1996 payable to Melvin B. Chrein in the amount of
           $100,000.00 and schedule of similar debentures. (7)
10(k)      Letter Agreement dated as of September 16, 1996 with Kathleen Matthews and schedule similar letter agreements. (7)
10(l)      Joint Security Agreement dated as of March 31, 1995 among the Registrant, Carolina Metals,
           Inc. and State Street Bank and Trust Company. (6)
10(m)      First Amendment to Joint Security Agreement dated September 26, 1995 among the Registrant, Carolina
           Metals, Inc. and State Street Bank and Trust Company.(6)
10(n)      Patent Assignment of Security dated September 26, 1995 between the Registrant and State Street Bank and
           Trust Company.(6)
10(o)      Trademark Assignment of Security dated September 26, 1995 between the Registrant and State Street Bank and Trust Company. (6)
10(p)      Purchase order dated August 23, 1995 between the Registrant and Olin Corporation. (Confidential treatment requested as to certain portions) (6)
10(q)      Forbearance and Amendment Agreement dated as of January 11, 1996 between the Registrant, Carolina
           Metals, Inc. and State Street Bank and Trust Company. (6)
10(r)      Waiver of Breach of Covenant, by and among the Registrant, Carolina Metals, Inc. and State Street Bank
           and Trust Company.(7)




10(s)      Envirocare of Utah Inc. Low-Activity Radioactive Waste Disposal Agreement. (Confidential treatment has been granted for certain portions of this Exhibit). (9)
10(t)      Amendment of Solicitation/Modification of Contract dated March 10, 1997 issued by Department of the
           Army. (10)
10(u)      Securities Pledge Agreement dated July 3, 1997 between Khosrow B. Semnoni and Nuclear Metals, Inc. (11)
10(v)      Employment Agreement, effective October 1, 1997 between the Registrant and James M. Spiezio.**
10(w)      Amended and Restated Revolving Credit Note dated October 1, 1997 among the Company, Starmet Powders,
           LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation,
           Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
10(x)      Amended and Restated Credit Agreement dated October 1, 1997 among the Company, Starmet Powders, LLC,
           Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet
           Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
10(y)      Amended and Restated Joint Security Agreement dated October 1, 1997 among the Company, Starmet Powders,
           LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation,
           Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
10(z)      Patent Assignment of Security dated October 1, 1997 between the Company and State Street Bank and Trust.**
10(aa)     Employment Agreement, effective October 1, 1997 between the Registrant and William T. Nachtrab.**
10(bb)     Employment Agreement, effective October 1, 1997 between the Registrant and Douglas F. Grotheer. **
10(cc)     Employment Agreement, effective October 1, 1997 between the Registrant and Kevin R. Raftery. **
10(dd)     First Amendment to Credit Agreement dated as of December 9, 1997 among the Company, Starmet
           Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI
           Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust
           Company.**
10(ee)     Third Amendment to Credit Agreement dated August 7, 1997 among Nuclear Metals, Inc., Carolina Metals,
           Inc. and State Street Bank and Trust Company.**


10(ff)     Amendment to Employment Agreement dated October 1, 1997 between the Registrant and Robert E. Quinn.**
10(gg)     Letter agreement with Roger M. Marino dated September 22, 1997 between the registrant and Roger M.
           Marino.**
10(hh)     10% Subordinated Debenture dated September 22, 1997 payable to Roger Marino in the amount of $500,000.00.**
10(ii)     Letter agreement dated December 23, 1997 regarding issuance of subordinated convertible debentures among the Registrant Melvin Chrein, WIAF Investors Co., Marshall Chrein, Joshua Feibusch and
           George J. Matthews.**
10(jj)     10% Convertible Subordinated Debenture dated December 23, 1997 payable to WIAF Investors Co. in amount of $500,000.00 and schedule of similar debentures.**
10(kk)     Second Amendment to Credit Agreement dated as of December 29, 1997 among the Company, Starmet Powders, LLC,
           Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings
           Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
10(ll)     Second Additional Revolving Credit Note dated December 29, 1997 among the Company, Starmet Powders, LLC, Starmet
           Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation,
           NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
13         Starmet Corporation 1997 Annual Report to Stockholders. **
21         Subsidiaries of the Registrant. **
23(a)      Consent of Independent Public Accountants.**
27         Financial Data Schedule.**
99(a)      Memorandum of Decision dated September 13, 1996 from the United States Army Contract Adjustment Board.
           (8)

------------------------

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

(7) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(8) Incorporated by reference to Exhibit 99 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(9) Incorporated by reference to Exhibit 10A to Registrant's Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated by reference to Exhibit 10B to Registrant's Form 10-Q for the quarter ended March 31, 1997.

(11) Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

(12) Incorporated by reference to Annex A to Registrant's proxy statement for special meeting held on September 29, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARMET CORPORATION

By:         /s/ Robert E. Quinn
   ____________________________________________
   Robert E. Quinn, President (principal executive
    officer and director)

Date:           12/29/97
   __________________________________________

By:           /s/ James M. Spiezio
   ____________________________________________
   James M. Spiezio, Vice President Finance and
    Administration (principal financial officer)

Date:           12/29/97
   __________________________________________

By:           /s/ Rebecca L. Perry
   ____________________________________________
   Rebecca L. Perry, Controller

Date:           12/29/97
   __________________________________________

By:          /s/ George J. Matthews
   ____________________________________________
   George J. Matthews, Chairman of the Board of
    Directors, CEO and Treasurer

Date:           12/29/97
   __________________________________________

By:         /s/ Wilson B. Tuffin
   ____________________________________________
   Wilson B. Tuffin, Vice Chairman

Date:           12/29/97
   __________________________________________

By:           /s/ Frank H. Brenton
   ____________________________________________
   Frank H. Brenton, Director

Date:           12/29/97
   __________________________________________

By:          /s/ Kenneth A. Smith
   ____________________________________________
   Kenneth A. Smith, Director

Date:           12/29/97
   __________________________________________

INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report

Schedule II--Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Stockholders of Starmet Corporation:

    We have audited the accompanying consolidated balance sheets of Starmet Corporation (formerly Nuclear Metals, Inc.) (a Massachusetts Corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmet Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 14, 1997
(Except with respect to the matters
discussed in Notes 6 and 11 as to which the date is December 29, 1997)

                       NUCLEAR METALS, INC. AND SUBSIDIARIES
                       Schedule II- Valuation and Qualifying
                 Accounts For the Three Years Ended September 30, 1997

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO
                                                  BEGINNING      COSTS AND                        END
CLASSIFICATION                                     OF YEAR        EXPENSES      DEDUCTIONS      OF YEAR
----------------------------------------------  --------------  ------------  -------------   ------------
YEAR ENDED SEPTEMBER 30, 1997:
Allowance for doubtful accounts...............  $     821,000   $    --       $   400,000     $    421,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves............................  $    4,862,000  $    --       $ 1,002,000     $  3,860,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
YEAR ENDED SEPTEMBER 30, 1996:
Allowance for doubtful accounts...............  $      883,000  $    100,000  $   162,000     $    821,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves............................  $    1,522,000  $  3,340,000  $     --        $  4,862,000
                                                --------------  ------------  -------------    ------------
                                                --------------  ------------  -------------    ------------
YEAR ENDED SEPTEMBER 30, 1995:
Allowance for doubtful accounts...............  $    1,290,000  $    400,000  $   807,000     $    883,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves............................  $    2,000,000  $    --       $     --         $ 1,522,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------