Form 10-K/A
period 1997-09-30
STARMET CORP
filed 1998-01-28
CIK 276331

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A



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

DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (Items 5,6,7,8 and 14)





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              STARMET CORPORATION
                       Securities and Exchange Commission

Item Numbers and Description                                                                                   PAGE
                                                                                                            -----------

                                                        PART I

ITEM 1. Business.........................................................................................            3

ITEM 2. Properties.......................................................................................           17

ITEM 3. Legal Proceedings................................................................................           18

ITEM 4. Submission of Matters to a Vote of Security Holders...............................................          18

                                                        PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.........................          19

ITEM 6. Selected Financial Data...........................................................................          19

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.............          19

ITEM 8. Financial Statements and Supplementary Data.......................................................          19

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............          19

                                                       PART III

ITEM 10. Directors and Executive Officers of the Registrant...............................................          20

ITEM 11. Executive Compensation...........................................................................          22

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...................................          27

ITEM 13. Certain Relationships and Related Transactions...................................................          28

                                                       PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K...................................          29

SIGNATURES................................................................................................          35

INDEX TO AUDITORS REPORT AND FINANCIAL STATEMENT SCHEDULE.................................................          36

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:




NAME                                                      AGE                   POSITION WITH THE COMPANY
----------------------------------------------------     -----     ----------------------------------------------------

George J. Matthews..................................        67     Chairman of the Board of Directors (1)

Wilson B. Tuffin....................................        66     Vice Chairman of the Board of Directors
Robert E. Quinn.....................................        44     President, CEO and Treasurer (1)
Kevin R. Raftery....................................        39     President, Starmet Comcast & Aerocast
Douglas F. Grotheer.................................        39     President, Starmet CMI
William T. Nachtrab.................................        44     Vice President, Technology & Engineering
James M. Spiezio....................................        49     Vice President, Finance & Administration
James H. Scarboro...................................        58     Vice President, Marketing
Frank J. Vumbaco....................................        44     Vice President, Health/Safety and Corporate Communications
Bruce E. Zukauskas..................................        47     Vice President, Operations

(1) On January 20, 1998, Mr. Matthews resigned as CEO and Treasurer and the Company elected Mr. Quinn as the New CEO and Treasurer.

    The term of office for each executive officer of the Company is one year or until a successor is chosen and qualified. The executive officers are elected by the directors at their first meeting following the annual meeting of stockholders. There are no family relationships among the directors and executive officers.

    GEORGE J. MATTHEWS has been Chairman of the Board of Directors since 1972. He is employed by Matthews Associates Limited, a Massachusetts corporation. Matthews Associates Limited is engaged in the business of investing in and providing management consultation and assistance to small and medium sized businesses. Mr. Matthews devotes approximately 75% of his time to the Company's affairs. From November 30, 1994 to January 20, 1998, Mr. Matthews held the positions of CEO and Treasurer.

    WILSON B. TUFFIN has been Vice Chairman of the Board of Directors since November 1994. From 1972 to November 1994, he held the positions of President, Chief Executive Officer and Treasurer of the Company.

    ROBERT E. QUINN was elected President of the Company on November 30, 1994 and CEO and Treasurer on January 20, 1998. Prior to November 30, 1994 he held the position of Vice President, Sales with the Company for over five years.



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

    The following table sets forth certain information concerning the directors of the Company:

                                                                    PRESENT PRINCIPAL EMPLOYMENT
NAME                                               AGE              AND PRIOR BUSINESS EXPERIENCE          DIRECTOR SINCE
---------------------------------------------      ---      ---------------------------------------------  ---------------
George J. Matthews                                 67       Chairman of the Board of Directors since               1972
                                                            1972. Chairman of Matthews Associates
                                                            Limited, which is engaged in the business of
                                                            investing in and providing management
                                                            consulting and assistance to small and medium
                                                            sized businesses, including the Company.

Robert E. Quinn                                    44       President of the Company since December 1,             1994
                                                            1994 and Treasurer and Chief Executive
                                                            Officer of the Company since January 20,
                                                            1998. Prior to becoming President, served
                                                            as Vice President, Sales for over five years.
                                                            Elected as a Director on November 17, 1994 to
                                                            fill a vacancy created by the enlargement of
                                                            the Board of Directors by vote of the
                                                            Directors.

Wilson B. Tuffin                                  66        Vice Chairman since November 1994. From 1972           1972
                                                            to November 30, 1994, President, Chief
                                                            Executive Officer and Treasurer of the
                                                            Company.

Kenneth A. Smith                                  61        Professor of Chemical Engineering at                   1985
                                                            Massachusetts Institute of Technology since
                                                            1971.

                                       20




                                                                    PRESENT PRINCIPAL EMPLOYMENT
NAME                                               AGE              AND PRIOR BUSINESS EXPERIENCE          DIRECTOR SINCE
---------------------------------------------      ---      ---------------------------------------------  ---------------

Frank H. Brenton                                  72        Principal of Frank H. Brenton Associates a                1986
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


    Each director is elected for a term of one year. There are no family relationships among any of the Company's directors and officers.

            INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES

    The Board of Directors met seven times during the fiscal year ended September 30, 1997. There was no director who during the fiscal year attended fewer than 75 percent of the aggregate of all board meetings and all meetings of committees on which he served.

    The Board of Directors has an Audit Committee which is reconstituted at the first meeting of the Board following the annual meeting of stockholders. The Audit Committee, which met two times during fiscal 1997, meets with the Company's independent auditors and principal financial personnel to review the scope and results of the annual audit and the Company's financial reports. The Audit Committee also reviews the scope of audit and non-audit services performed by the independent public accountants, and reviews the adequacy and effectiveness of internal accounting controls. The present members of the Audit Committee are Messrs. Brenton and Smith.

    The Board of Directors has a Stock Option Committee which was formed during fiscal 1997. The Stock Option Committee, which met once during fiscal 1997, determines the recipients, number of shares and terms of stock options granted to the Company's employees, directors and consultants. The present members of the Stock Option Committee are Messrs. Matthews, Tuffin and Quinn.

    The Board of Directors does not have any standing committees on compensation or nomination.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and stockholders who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1997 or written representations in certain cases, all Section 16(a) filing requirements were complied with except Messrs. Quinn (a director and executive officer) and Spiezio (an executive officer) each failed to timely report one grant of options on November 20, 1995 through inadvertence.

ITEM 11. EXECUTIVE COMPENSATION

    The following table discloses for the periods presented the compensation for the person who served as the Company's Chief Executive Officer and for each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total compensation exceeded $100,000 for the Company's fiscal year ended September 30, 1997 (collectively, "the Named Executive Officers"):


                                                                                               LONG TERM COMPENSATION
                                                                                     -------------------------------------------

                                                   ANNUAL COMPENSATION                           AWARDS             PAYOUTS
                                      ---------------------------------------------   ----------------------------  ------------
                                                                                      RESTRICTED        SECURITIES
                                                                       OTHER             STOCK          UNDERLYING      LTP
       NAME AND                                                        ANNUAL           AWARD(S)         OPTIONS/      PAYOUTS
  PRINCIPAL POSITION       YEAR(1)    SALARY ($)    BONUS($)     COMPENSATION($)(2)        $           SARS (#)(6)        $
-----------------------  -----------  -----------  -----------   ------------------- ---------------- ------------- ------------
George J. Matthews(4)
  Chairman of Board of         1997      350,000       --               --                 --             --            --
  Directors, CEO and           1996      350,000       --               --                 --             --            --
  Treasurer(5)                 1995      350,000       --               --                 --             20,000        --

Robert E. Quinn                1997      200,000       15,000           --                 --             25,000        --
President(3)(5)                1996      173,769       --               --                 --             20,000        --
                               1995      151,673          200           35,000             --             60,000        --
James M. Spiezio
  Vice President,              1997      131,616       13,250           --                 --              8,000                --
  Finance &                    1996      121,058       --               --                 --             10,000        --
  Administration               1995      113,270       10,930           --                 --             12,000        --

William T. Nachtrab            1997      131,616        9,050           --                 --              8,000        --
  Vice President,              1996      114,847       --               --                 --             --            --
  Technology                   1995      108,703       10,830           --                 --             12,000        --

Douglas F. Grotheer            1997      121,934        6,700           --                 --              5,000        --
  President, Starmet           1996      100,252       --               --                 --             --            --
  CMI Corporation              1995       95,002       10,830           --                 --              5,000        --


       NAME AND               ALL OTHER
  PRINCIPAL POSITION       COMPENSATION($)
-----------------------  -------------------
George J. Matthews(4)
  Chairman of Board of           --
  Directors, CEO and             --
  Treasurer(5)                   --
Robert E. Quinn                  --
President(3)(5)                  --
                                 --
James M. Spiezio
  Vice President,                --
  Finance &                      --
  Administration                 --
William T. Nachtrab              --
  Vice President,                --
  Technology                     --
Douglas F. Grotheer              --
  President, Starmet             --
  CMI Corporation                --

(1) The Company's fiscal year ends on September 30th of each year.

(2) Excludes perquisites in amounts less than the threshold level required for reporting.

(3) Mr. Quinn's compensation for the fiscal year ended September 30, 1997 was determined pursuant to his Employment Agreement. See "Executive Agreements."

(4) Mr. Matthews is assigned as a consultant to the Company pursuant to a management agreement between Matthews Associates Limited and the Company. All compensation under the agreement is paid by the Company to Matthews Associates Limited. See "Executive Agreements."

(5) On January 20, 1998, Mr. Matthews resigned as Chief Executive Officer and Treasurer of the Company and the Company elected Mr. Quinn as Chief Executive Officer and Treasurer.

(6) Options have been adjusted to reflect the Company's two for one stock dividend paid on April 7, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information regarding options granted during the fiscal year ended September 30, 1997 by the Company to the Named Executive Officers:

                                                                 INDIVIDUAL GRANTS
                                                           ----------------------------
                                                            PERCENT
                                                            OF TOTAL                                  POTENTIAL REALIZABLE
                                                             OPTIONS                                    VALUE AT ASSUMED
                                            NUMBER OF        GRANTED                                 ANNUAL RATES OF STOCK
                                           SECURITIES          TO         EXERCISE OR                PRICE APPRECIATION FOR
                                           UNDERLYING     EMPLOYEES IN    BASE PRICE                     OPTION TERM(4)
                                            OPTIONS         FISCAL           ($/       EXPIRATION   ----------------------
         NAME                              GRANTED (#)        YEAR         SHARE)(3)       DATE        10%($)      5%($)
     -----------                          -------------  ---------------  -----------  ------------  ----------  ----------
George J. Matthews.........................       --              --             --            --           --          --
Robert E. Quinn............................       15,000(1)                   $  15.563       8/5/2007  $  146,812  $  372,051
                                                  10,000(2)         20.8%          7.38     11/19/2006      46,412     117,618
James M. Spiezio...........................        4,000(1)                      15.563       8/5/2007      39,150      99,214
                                                   4,000(2)          6.7%          7.38     11/19/2006      18,565      47,047
William T. Nachtrab........................        4,000(1)                      15.563       8/5/2007      39,150      99,214
                                                   4,000(2)          6.7%          7.38     11/19/2006      18,565      47,047
Douglas F. Grotheer........................        3,000(1)                      15.563       8/5/2007      29,362      74,410
                                                   2,000(2)          4.2%          7.38     11/19/2006       9,282      23,524

------------------------

(1) These options are first exercisable on August 5, 1998 at which time the options will be one-third vested with options vesting in additional one-third increments in two annual installments commencing on August 5, 1999.

(2) These options were first exercisable on November 19, 1997 at which time the options were one-third vested with options vesting in additional one-third increments in two annual installments commencing on November 19, 1998.

(3) The exercise price per share is the market price of the underlying Common Stock on the date of grant. The exercise price reflects a 2-for-1 stock dividend paid on April 7, 1997.

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of share price appreciation set by the Securities and Exchange Commission of five percent and ten percent compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes of the options exercise price or other expenses associated with the exercise. Actual gains, if any, are dependent on the performance of the Common Stock and the date on which the option is exercised. There can be no assurance that the amounts reflected will be achieved.

           AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

    The following table sets forth certain information concerning options exercised during the fiscal year ended September 30, 1997 by the Named Executive Officers, as well as the aggregate value of unexercised options held by such executive officers on September 30, 1997. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.



                                                                                    NUMBER OF SECURITIES
                                                                                   UNDERLYING UNEXERCISED
                                                                                   OPTIONS AT FY-END (#)
                                                                                 --------------------------
                                                SHARES
                                              ACQUIRED ON         VALUE (1)
NAME                                         EXERCISE (#)        REALIZED($)     EXERCISABLE  UNEXERCISABLE
-----------------------------------------  -----------------  -----------------  -----------  -------------
George J. Matthews.......................              0                  0          13,334         6,666
Robert E. Quinn..........................              0                  0          46,667        58,333
James M. Spiezio.........................              0                  0          16,333        18,667
William T. Nachtrab......................              0                  0          13,000        12,000
Douglas F. Grotheer......................              0                  0           8,334         6,666








                                                       VALUE OF
                                                     UNEXERCISED
                                                    IN-THE-MONEY
                                                  OPTIONS AT FY-END(2)
                                              ----------------------------
NAME                                          EXERCISABLE    UNEXERCISABLE
-----------------------------------------     -----------    -------------
George J. Matthews.......................      $ 148,274      $    74,126
Robert E. Quinn..........................        509,003          487,202
James M. Spiezio.........................        193,679          162,599
William T. Nachtrab......................        157,449           90,129
Douglas F. Grotheer......................         83,324           43,327

------------------------

(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired, without deducting taxes or commissions paid by employee.

(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options on September 30, 1997 ($17.25 per share), less the exercise price, times the number of options outstanding. All such options were "in of the money" as of September 30, 1997.

                                  PENSION PLAN

    The following table sets forth the aggregate annual benefit payable upon retirement at normal retirement age for each level of remuneration specified at the listed years of service.

                                        YEARS OF SERVICE
                                     ----------------------
REMUNERATION      15         20         25      30 OR MORE
-------------  ---------  ---------  ---------  -----------
$100,000.....     23,520     31,360     39,220      47,040
150,000.....      38,520     51,360     64,200      77,040
200,000.....      53,520     71,360     89,200     107,040

                                        YEARS OF SERVICE
                                     ----------------------
REMUNERATION      15         20         25      30 OR MORE
-------------  ---------  ---------  ---------  -----------


300,000.....      83,520    111,360    139,200     167,040
400,000.....     113,520    151,360    189,200     227,040
500,000.....     143,520    191,360    239,200     287,040

    The Company has a defined benefit plan (the "Pension Plan") designed to provide retirement benefits for employees and ancillary benefits to their beneficiaries, joint annuitants and spouses. All employees of the Company become participants in the Pension Plan after attaining the later of age 21 or a year of service with the Company. The Pension Plan provides retirement benefits based on years of service and compensation. An employee's benefits under the Pension Plan generally become fully vested after five years of service. At normal retirement (the later of age 65 and five years of Plan participation), participants are entitled to a monthly benefit for the remainder of their life in an amount equal to one-twelfth of the sum of their "Annual Credits" for their last 30 years or lesser period of employment with the Company and its predecessors. An employee's "Annual Credit" is 1.25% of the portion of his annual compensation that is subject to Social Security tax and two percent (2%) of the balance of his annual compensation. Participants with five years of service are entitled to retirement at age 55, but the monthly benefit payable under the Pension Plan is reduced by 0.5% for each month that early retirement precedes normal retirement but not to less than $100 per month if the Participant has ten or more years of service. The surviving spouse of a retiree under the Plan is entitled to receive benefits equal to one-half the amount the retiree had been receiving. Alternative benefit payments that are equivalent to the benefit described above are also available to participants. Benefits payable under the plan are not reduced by Social Security payments to the retiree. Amounts shown assume benefits commence at age 65. Benefit amounts shown are straight-life annuities. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Robert E. Quinn-21 years; James M. Spiezio-11 years; William T. Nachtrab-7 years; and Douglas Grotheer-17 years. Mr.
Matthews does not participate in the Pension Plan.

                 DIRECTORS' COMPENSATION AND STOCK OPTION PLAN

    Each outside director of the Company receives an annual fee of $15,000 and is elegible to receive options under the Company's Director Option Plan. Messrs. Brenton and Smith, the Company's two non-employee directors, were each granted options to purchase 3,000 shares of Common Stock at an exercise price of $15.563 per share in the previous fiscal year.

    During fiscal year 1997, Matthews Associates Limited, of which Mr. Matthews is sole owner, received compensation from the Company in connection with consulting services provided to the Company pursuant to a management agreement between the Company and Matthews Associates Limited. See "Executive Compensation" and "Executive Agreements."

    The Company entered into an employment and consulting agreement with Mr. Tuffin in November 1994, which shall continue in force until February 1999. Pursuant to such agreement, Mr. Tuffin receives annual compensation of $105,000 for his services as a consultant to the Company. During the term of the agreement and for a period of two (2) years after its expiration, or the termination of Mr. Tuffin's employment with the Company, whichever occurs later, Mr. Tuffin may not compete directly or indirectly with the Company within the continental United States.

                              EXECUTIVE AGREEMENTS

    EMPLOYMENT AGREEMENT WITH MR. QUINN

    In October 1997, the Company entered into an amended employment agreement with Mr. Quinn. Pursuant to the agreement, Mr. Quinn will receive initial compensation at the annual rate of $200,000, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. The agreement shall continue in force until February 28, 2002, unless terminated by either party in accordance with its terms, and is subject to annual renewals as described in the agreement. During the term of the agreement and for a period of two (2) years after its expiration, or after the termination of Mr. Quinn's employment with the Company, whichever occurs later, Mr. Quinn may not compete directly or indirectly with the Company within the continental United States. The Company shall require any successor to a majority of its business activities to assume its obligations under this agreement.

    EMPLOYMENT AGREEMENTS WITH MESSRS. SPIEZIO, NACHTRAB AND GROTHEER

    In October 1997, the Company entered into employment agreements with Messrs. Spiezio, Nachtrab and Grotheer (each an "Executive"). Under the terms of their respective agreements, Messrs. Spiezio, Nachtrab and Grotheer are entitled to an annual base salary of $142,000, $136,000, and $135,000, respectively, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. Each of the agreements shall continue in force for an initial period of three (3) years, unless such agreement is terminated by the Company or the Executive in accordance with its terms. Annually, the Board of Directors, in its discretion, may extend the term of each agreement for an additional year. During the term of each Agreement and for a period of eighteen (18) months after any termination of employment, each Executive may neither i) compete directly or indirectly with the Company within the continental United States nor ii) solicit any of the Company's customers or employees. Each of the agreements may be terminated by the Company prior to a change in control (as defined in the agreements) and upon twelve months written notice.

    MANAGEMENT AGREEMENT WITH MR. MATTHEWS

    The Company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which Mr. George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The agreement provides MAL with a minimum compensation of $350,000 per annum for all services under the agreement. The agreement expires on February 28, 2002, subject to annual renewals as described in the agreement. In the event of termination of MAL by the Company, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended September 30, 1997, the Board of Directors of the Company was responsible for establishing executive compensation (other than stock option compensation). Messrs. Quinn and Matthews participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Neither participated in setting his own compensation. No executive officer of the Company served as a director or member of a compensation committee, or its equivalent, of another entity, one of whose executive officers served as director of the Company.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 21, 1998, certain information with respect to the beneficial ownership of the Common Stock by
(i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each party included in the table has sole voting and investment power with respect to the shares beneficially owned.

   NAME AND ADDRESS         AMOUNT AND NATURE
  OF BENEFICIAL OWNER         OF BENEFICIAL
    CHARLES ALPERT              OWNERSHIP          PERCENT OWNED
-----------------------  -----------------------  ---------------

Charles Alpert                 2,481,837(1)(2)        50.33%
Joseph Alpert
WIAF Investors Co.
466 Arbuckle Avenue
Lawrence, NY 11516


and

Melvin B. Chrein, M.D.
Meryl J. Chrein
Marshall J. Chrein
Michael Chrein
21 Copper Beech Lane
Lawrence, NY 11559


George J. Matthews               415,764(3)            8.63%
Chairman of the Board of
  Directors
  Director & Consultant
c/o Matthews Assocaites
  Limited
100 Corporate Place
Peabody, MA 01960



Wilson B. Tuffin                401,982(4)              8.39%
Vice Chairman and Director
23 Arlington Street
Acton, MA 01720


Dimensional Fund
     Advisors, Inc.             338,000(5)              7.1%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401

Robert E. Quinn                  85,479(6)              1.76%
President, CEO, Treasurer
  and Director


James M. Spiezio                 23,665(7)                *
Vice President, Finance and
  Administration

William T. Nachtrab
Vice President, Technology       16,999(8)                *


Kenneth A. Smith, Director       14,000(9)                *

Frank H. Brenton, Director       14,000(9)                *

Douglas F. Grotheer              11,075(10)               *
President of CMI Corporation



   NAME AND ADDRESS         AMOUNT AND NATURE
  OF BENEFICIAL OWNER         OF BENEFICIAL
    CHARLES ALPERT              OWNERSHIP          PERCENT OWNED
-----------------------  -----------------------  ---------------


All directors and                982,964(11)           19.87%
executive officers as a
group (8 persons)


------------------------

(1) Does not reflect the effect on voting rights of the Massachusetts Control Share Acquisition Act. The Company is subject to Chapter 110D of the Massachusetts General Laws which governs "control share acquisitions," which are acquisitions of beneficial ownership of shares which would raise the voting power of the acquiring person above any one of three thresholds: one-fifth, one-third or one-half of the total voting power. All shares acquired by the person making the control share acquisition within 90 days before or after any such threshold is crossed obtain voting rights only upon the authorization from a majority of the stockholders other than the person acquiring such shares, officers of the Company and those directors of the Company who also are employees. Based on certain filings made with the SEC, the Company believes that certain control share acquisitions have occurred and that the members of the group which effected such control share acquisitions, namely WIAF Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein, Meryl J. Chrein, Marshall J. Chrein and Michael Chrein (collectively the "Investor Group") are the holders of 1,749,598 shares (the "Affected Shares") which were acquired in control share acquisitions (within the meaning of Chapter 110D) and accordingly will have no voting rights as to the Affected Shares unless or until such voting rights are authorized as described above.

(2) Derived from Schedules 13DA, dated October 3, 1994, submitted to the Company. The seven persons named are described as a group in such Schedules 13DA. The persons named reported ownership of the following shares: WIAF Investors Co. 1,724,856; Melvin B. Chrein 202,300; Meryl J. Chrein 245,500; Charles Alpert 50,000; Joseph Alpert 50,000; Michael Chrein 16,200; and Marshall J. Chrein 48,200. Each person reported sole voting and dispositive power with respect to the shares owned by such person. Also includes 21,021, 79,435 and 2,325 shares which Melvin B. Chrein, WIAF Investors Co. and Marshall Chrein, respectively, have the right to acquire upon conversion of outstanding 10% Convertible Subordinated Debentures and 27,000, 12,000 and 3,000 shares which Charles Alpert or nominee, Melvin B. Chrein and Marshall
    J. Chrein, respectively, have the right to acquire under outstanding
    Warrants.

(3) Includes (i) 13,334 shares which may be purchased upon the exercise of currently exercisable options, (ii) 2,325 shares which may be acquired upon the conversion of an outstanding 10% Convertible Debenture, (ii) 13,961 shares which Mr. Matthews' wife has the right to acquire upon the conversion of an outstanding 10% Convertible Subordinated Debenture, as to which Mr. Matthews disclaims beneficial ownership, and (iii) 990 shares owned by Mr. Matthews' wife.

(4) Includes 6,666 shares which may be purchased upon the exercise of options.

(5) The officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimensions Group, Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacity as officers of the Fund and the Trust, these persons vote 128,600 shares which are owned by the Fund and 13,000 shares which are owned by the Trust.

(6) Includes 63,333 shares which may be purchased upon the exercise of currently exercisable options.

(7) Includes 21,665 shares which may be purchased upon the exercise of currently exercisable options.

(8) Includes 14,999 shares which may be purchased upon the exercise of currently exercisable options.

(9) Includes 8,000 shares which may be purchased upon the exercise of currently exercisable options.

(10) Includes 9,001 shares which may be purchased upon the exercise of currently exercisable options.

(11) See notes (3), (4), (6), (7), (8), (9) and (10) above.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1997, the Company entered into an employment agreement with Mr. Raftery at an initial base salary of $100,000 and on terms similar to Messrs. Spiezio, Nachtrab and Grotheer. (See "Executive Agreements").

    In December 1997, the Company sold $900,000 worth of 10% Convertible Subordinated Debentures due on December 31, 1999 to WIAF Investors Co. ($500,000), Melvin Chrein ($150,000), Joshua Feibusch ($150,000), Marshall Chrein ($50,000) and George Matthews ($50,000) Such debentures are convertible into shares of Common Stock at an exercise price of $21.50 per share. WIAF Investors Co., Melvin Chrein and Marshall Chrein have filed Schedules 13DA identifying themselves as part of an investor group which holds more than five percent of the Company's outstanding Common Stock and Mr. Matthews is currently a director of the Company and at the time of the transaction was the Company's Chief Executive Officer and Treasurer. Mr. Feibusch is not affiliated with the Company.

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