Form 10-Q
period 1997-12-31
STARMET CORP
filed 1998-02-23
CIK 276331

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)


                 X   Quarterly Report Pursuant to Section 13 or 15(d) of
               ----- the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997

                                         or

               ----- Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 0-8836
                    ------

                                Starmet Corporation
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

                                   (978) 369-5410
                (Registrant's telephone number, including area code)

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
                                               Yes     X         No
                                                   ----------       ----------


As of February 13, 1998 there were issued and outstanding 4,786,344 shares of the Registrant's Common Stock.

                       STARMET CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                 for the quarterly period ended December 31, 1997

                                      INDEX



                                                                         Page
                                                                         ----

Part I.     Financial Information                                           2

Item 1.     Financial Statements

            Consolidated Balance Sheets:
            December 31, 1997 and September 30, 1997                        3

            Consolidated Statements of Income:
            Three Months Ended December 31, 1997
            and December 31, 1996                                           4

            Consolidated Statements of Cash Flow:
            Three Months Ended December 31, 1997
            and December 31, 1996                                           5

            Notes to Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Part II.    Other Information                                              12

Item 1.     Legal Proceedings                                              12

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               13

SIGNATURES

                         PART I--FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PREPARATION OF FINANCIAL STATEMENTS

    The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year-end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or ommitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the financial statements and notes included in the Company's most recent Annual Report on Form 10-K.

    The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

                      STARMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)
                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           1997           1997
                                                       -------------  -------------
Assets
  Current Assets:
    Cash and cash equivalents........................  $     186,000  $     195,000
    Restricted Cash..................................         73,000         73,000
    Accounts receivable, net of allowances
      for doubtful accounts of $421,000 at
      December 31, 1997 and September 30, 1997.......      6,962,000      5,546,000
    Inventories......................................     11,610,000     11,440,000
    Other current assets.............................        387,000        619,000
                                                       -------------  -------------
        Total current assets.........................     19,218,000     17,873,000
                                                       -------------  -------------
  Property, Plant and Equipment......................     39,880,000     39,083,000
    Less accumulated depreciation....................     24,438,000     24,036,000
                                                       -------------  -------------
    Net property, plant and equipment................     15,442,000     15,047,000
                                                       -------------  -------------
  Other assets.......................................      2,156,000      1,784,000
                                                       -------------  -------------
                                                       $  36,816,000  $  34,704,000
                                                       -------------  -------------
                                                       -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term debt................  $   4,022,000  $   1,885,000
    Accounts payable and accrued expenses............      5,613,000      5,245,000
                                                       -------------  -------------
    Total current liabilities........................      9,635,000      7,130,000
                                                       -------------  -------------
                                                       -------------  -------------
  Long term obligations..............................        387,000        430,000
                                                       -------------  -------------
  Notes payable to Shareholders'.....................      1,932,000      1,048,000
                                                       -------------  -------------
  Stockholders' equity:
    Common stock, par value $.10; authorized-
    15,000,000 shares; 4,784,244 issued and
    outstanding for December 31, 1997
    and September 30, 1997...........................        478,000        478,000
  Additional paid-in capital.........................     14,033,000     14,033,000
  Warrants issued....................................        687,000        360,000
  Retained earnings..................................      9,664,000     11,225,000
                                                       -------------  -------------
    Total stockholders' equity.......................     24,862,000     26,096,000
                                                       -------------  -------------
                                                       $  36,816,000  $  34,704,000
                                                       -------------  -------------
                                                       -------------  -------------

                    STARMET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              QUARTER ENDED
                                                       ---------------------------
                                                       DECEMBER 31,   DECEMBER 31,
                                                           1997           1996
                                                       -------------  ------------
Net sales and contract revenues......................  $   8,079,000   $7,271,000
                                                       -------------  ------------
Cost and expenses
  Cost of sales......................................      7,101,000    5,270,000
  Selling, general and administrative................      2,247,000    1,188,000
  Research and development...........................        158,000      247,000
                                                       -------------  ------------
                                                           9,506,000    6,705,000
                                                       -------------  ------------
Operating (loss) income..............................     (1,427,000)     566,000
Other income.........................................          1,000        9,000
Interest (expense), net..............................       (135,000)     (55,000)
                                                       -------------  ------------
Income before income taxes...........................     (1,561,000)     520,000
Provision for income taxes...........................       --             11,000
                                                       -------------  ------------
Net income (Loss)....................................  $  (1,561,000)  $  509,000
                                                       -------------  ------------
                                                       -------------  ------------
Per Share Information
Basic income(loss) per common share..................  $       (0.33)  $     0.11
                                                       -------------  ------------
                                                       -------------  ------------
Weighed average shares outstanding...................      4,784,000    4,782,000
Diluted income per common share......................            n/a   $     0.11
                                                       -------------  ------------
                                                       -------------  ------------
Weighed average shares outstanding and
  dilutive potential common shares...................            n/a    4,883,000

    STARMET CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS ENDED: (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         1997           1996
                                                                     -------------  ------------
Cash flows from operating activities:
  Net income (Loss)................................................  $  (1,561,000)  $  509,000
  Adjustments to reconcile net income(loss)
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization................................        435,000      384,000
      Changes in assets and liabilities, net
        (Increase) decrease in accounts receivable.................     (1,416,000)  (2,619,000)
        (Increase) decrease in inventories.........................       (170,000)   1,117,000
        Increase (decrease) in accounts payable
         and accrued expenses......................................        368,000     (322,000)
        (Increase) decrease in other assets........................       (140,000)      11,000
                                                                     -------------  ------------
          Net cash used by operating activities....................     (2,484,000)    (920,000)
                                                                     -------------  ------------
Cash flows from investing activities:
  Capital expenditures, net........................................       (797,000)    (406,000)
                                                                     -------------  ------------
  Net cash used in investing activities............................       (797,000)    (406,000)
                                                                     -------------  ------------
Cash flows from financing activities:
  Principal payments under long-term obligations...................        (43,000)    (428,000)
  Net Proceeds from bank debt......................................      2,465,000    1,000,000
  Proceeds from Notes Payable to Shareholders & Warrants...........        850,000       --
                                                                     -------------  ------------
    Net cash provided by financing activities......................      3,272,000      572,000
                                                                     -------------  ------------
Net increase (decrease) in cash and equivalents....................         (9,000)    (754,000)
  Cash and equivalents at beginning of the period..................        268,000    1,301,000
                                                                     -------------  ------------
  Cash and equivalents at end of the period........................  $     259,000   $  547,000
                                                                     -------------  ------------
                                                                     -------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.......................................................  $      68,000   $   14,000
    Income taxes...................................................  $    --         $   --

NOTES

1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1997.

2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at December 31, 1997 and September 30, 1997 consist of:

                                                                                     DECEMBER 31,   SEPTEMBER 31,
                                                                                         1997           1997
                                                                                     -------------  -------------
Work-in process....................................................................   $ 2,472,000    $ 2,511,000
Raw materials......................................................................     8,461,000      8,271,000
Spare parts........................................................................       677,000        658,000
                                                                                      ------------   -----------
                                                                                      $11,610,000    $11,440,000
                                                                                      ------------   -----------
                                                                                      ------------   -----------

3.  Income per share of common stock

    The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. Basic income per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common share and common share dilutive potential disclosures are:

                                                                                            THREE MONTHS ENDED
(IN THOUSANDS)                                                                                 DECEMBER 31,
                                                                                          ----------------------
                                                                                             1997        1996
                                                                                          ----------  ----------
Weighted average common shares outstanding..............................................   4,784,000   4,782,000
Dilutive potential common shares........................................................     n/a         101,000
                                                                                           ---------   ---------
Diluted common shares...................................................................     n/a       4,883,000
                                                                                           ---------   ---------
Options and warrants excluded from diluted income per common share as their effect would be
antidilutive.......................................................................          510,000     202,000
                                                                                           ---------   ---------
                                                                                           ---------   ---------

4.  Debt

The Company entered into a First Amendment to Credit Agreement with its lender dated December 9, 1997, which provides for an increase in the credit facility to $8.05 million. On December 29, 1997, the Company entered into a Second Amendment to the Credit Agreement which provides for the following;
(a) an increase in the total amount of credit available to the Company from $8.05 million to $9.55 million consisting of a $6.0 million line of credit and $3.55 million letters of credit; (b) the terms of repayment for the line of credit have been revised so that $1.5 million is due July 1, 1998, $1.5 million is due October 1, 1998 and the balance, $3.0 million is due on February 28, 1999; and (c) all previous events of noncompliance with the Credit Agreement have been waived and certain financial covenants have been amended.

   In consideration of the Second Amendment to the Credit Agreement, the Company issued to the lender a warrant to purchase 25,000 shares of its common stock at the ten-day average of fair market value as of December 29, 1997. These warrants have a seven-year exercise period. These warrants have been valued at approximately $327,000 and will be amortized as interest expense over the period ending October 1, 1998. The Company also paid its lender $15,000 upon execution of the Amendment.

   The Company also issued convertible debt in the original principal amount of $850,000 to certain shareholders on December 23, 1997. (See note 6 of the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for details of the Credit Agreement and subordinated debt issued to certain of the Company's shareholders).

   As of December 31, 1997 the Company was out of compliance with certain of its financial covenants pursuant to its credit agreement. On February 23, 1998 the Company received from the bank a waiver for this event of non-compliance.

5.  Legal Proceedings

    On December 9, 1997, Brush Wellman, Inc. ("Brush Wellman") filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the "District Court") alleging that the Company is infringing on a patent (the "Patent") awarded to Brush Wellman for the investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees. On January 22, 1998, the Company filed in the U.S. Patent and Trademark Office (the "PTO") a request for re-examination (the "Request") of the Patent. In the Request, the Company contends, among other things, that there is sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys teaching the claimed invention of the Patent such that the Patent should not have issued. If the PTO grants the Request, it will undertake a process of re-examination of the validity of the Brush Wellman patent that, the Company anticipates, could last for at least one year and possibly longer. Although the Company believes that the Request has merit, there can be no assurance that the PTO will decide to re-examine the Patent. If the Request were granted, there can be no assurance that the PTO would find the Patent to be invalid. On January 27, 1998, the Company filed in the District Court a motion to stay the court case pending the outcome of the re-examination proceeding. If the District Court were to grant the motion to stay, the court case would not proceed until the conclusion of the PTO's re-examination of the Patent. Although the Company believes that its motion to stay has merit, no assurance can be given that the District Court will grant the motion.

    Even though the Company has been advised by patent counsel that Brush Wellman's claims are without merit, no assurance can be given as to the ultimate outcome of the lawsuit. Even if the lawsuit was not to proceed to trial, the litigation could result in substantial costs to the Company, and an unfavorable settlement of the lawsuit could place the company at a competitive disadvantage. An adverse judgment or settlement could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees or trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. In the alternative, the Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition or results of operations.

   Even in the event of a successful outcome the Company may incur significant legal expenses in its defense.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1998 COMPARED WITH FIRST QUARTER FISCAL 1997

    Net sales increased by $808,000 or 11% to $8,079,000 in the first quarter of fiscal 1998, as compared to the first quarter of the prior year. Sales in the Depleted Uranium Penetrator segment increased by $1,303,000, or 38%. Sales in the Specialty Metal Products segment increased by $440,000 or 18%. Sales in the Uranium Services and Recycle segment decreased by $935,000 or 27%.

    The sales increase in the Depleted Uranium Penetrator segment was due to $2,025,000 in revenue recognized on the remediation of the holding basin at the Company's Concord facility which is being remediated pursuant to a government contract, with minimal gross margin. This increase was partially offset by a reduction in foreign penetrator blanks sales. The sales increase in the Specialty Metal Products segment was due primarily to increased customer demand for medical powders. The sales decrease in the Uranium Services and Recycle segment was due primarily to a delay in expected Atomic Vapor Laser Isotope Separation (AVLIS) feedstock production orders which were received in the first quarter of fiscal 1998 and which the Company expects will result in revenue recognition beginning in the second quarter of fiscal 1998 with most of the revenue expected to be recognized in the third fiscal quarter. To be prepared for this AVLIS production the workforce at Starmet CMI was increased significantly during the first quarter.

    The production equipment required for this AVLIS contract is in the process of being refurbished and it is management's view that it will be fully operational in order to meet its current production requirements in the second quarter. However, in the event that start-up is delayed it could have a materially adverse effect on results of operations and financial position.

    Gross profit in the first quarter decreased by $1,023,000 or 51% to $978,000, as compared to the first quarter of fiscal 1997. The decrease in gross profit for the quarter is attributable in part to changes in product mix. As a percentage of sales, gross profit was 12% as compared to 28% for the first quarter of fiscal 1997.

    Selling, general and administrative expenses increased by $1,059,000 or 89% as compared to the first quarter of fiscal 1997. This increase was primarily attributable to increased administrative expenses at the Company's Starmet CMI subsidiary in anticipation of AVLIS feedstock production described above and from expenses associated with the reorganization of the Corporation as a parent corporation with a number of wholly-owned subsidiaries. As a percentage of sales, these expenses were 28% as compared to 16% the same period a year earlier.

    Other income decreased by $8,000 to $1,000 for the first quarter of fiscal 1998.

    Interest expense increased to $135,000 from $55,000 for the same period a year earlier. This increase is primarily attributable to interest expense associated with increased borrowings and the effect of the amortization of the value associated with warrants issued in conjunction with shareholder notes.

    Income taxes in the first quarter of fiscal 1998 and 1997 were at an effective rate of 0% and 2%, respectively. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the end of the first quarter of fiscal 1998, the Company had working capital of $9,583,000, a decrease of $1,160,000 since the end of fiscal 1997. At December 31, 1997, the Company's accounts receivable and inventories increased by $1,416,000 and $170,000, respectively, compared with September 30, 1997 levels. Cash (less restricted cash) at December 31, 1997 was $186,000. Current indebtedness increased to $4,022,000 from $1,885,000 as a result of increased borrowings under the Company's bank line of credit. At the end of the first quarter of fiscal 1998 notes payable to shareholders increased to $1,932,000 from $1,048,000 as at September 30, 1997.

The Company entered into a First Amendment to Credit Agreement with its lender dated December 9, 1997, which provides for an increase in the credit facility to $8.05 million. On December 29, 1997, the Company entered into a Second Amendment to the Credit Agreement which provides for the following;
(a) an increase in the total amount of credit available to the Company from $8.05 million to $9.55 million consisting of a $6.0 million line of credit and $3.55 million letters of credit; (b) the terms of repayment for the line of credit have been revised so that $1.5 million is due July 1, 1998, $1.5 million is due October 1, 1998 and the balance, $3.0 million is due on February 28, 1999; and (c) all previous events of noncompliance with the Credit Agreement have been waived and certain financial covenants have been amended.

   In consideration of the Second Amendment to the Credit Agreement, the Company issued to the lender a warrant to purchase 25,000 shares of its common stock at the ten-day average of fair market value as of December 29, 1997. These warrants have a seven-year exercise period. These warrants have been valued at approximately $327,000 and will be amortized as interest expense over the period ending October 1, 1998. The Company also paid its lender $15,000 upon execution of the Amendment.

   The Company also issued convertible debt in the original principal amount of $850,000 to certain shareholders on December 23, 1997. (See note 6 of the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for details of the Credit Agreement and subordinated debt issued to certain of the Company's shareholders).

   As of December 31, 1997 the Company was out of compliance with certain of its financial covenants pursuant to its credit agreement. On February 23, 1998 the Company received a waiver for this event of non-compliance.

   These increases in bank borrowings and borrowings from shareholders were necessary to fund a number of expenses which were incurred in expectation of future business and revenues from the Company's Beralcast business and its Starmet CMI facility in Barnwell, South Carolina, which business and revenues were not realized in the first quarter of fiscal 1998, partially resulting in the Company's loss for such quarter.

   As at December 31, 1997, the Company had $4,349,000, exclusive of the value of warrants, outstanding under its bank line of credit, with $1,651,000 available thereunder (after subtraction of $3,550,000 in letters of credit issued thereunder). The Company believes that cash from operations together with cash available under its line of credit will permit it to sustain operations at current capacity levels in the near term. Capital spending is expected to continue in support of facilities both in Concord, Massachusetts and Barnwell, South Carolina. The Company anticipates that this will require approximately $2,000,000 capital expenditures during fiscal 1998, inclusive of approximately $797,000 spent as of December 31, 1997. The Company expects to fund the balance of currently planned capital expenditures for fiscal 1998 through $1,000,000 in additional long-term borrowing expected to be available in the second quarter from another bank and the remainder through cash from operations. In addition, the Company believes that in order to obtain and perform orders for large scale commercial production of its Beralcast products, it will be necessary for it to significantly increase capital expenditures to expand its commercial Beralcast manufacturing capabilities to meet anticipated customer demand through fixed asset additions, including furnaces, automated production equipment and facility upgrades. As of February 20, 1998 the Company had $5,580,000 outstanding under it's line of credit, $3,550,000 outstanding in letters of credit and $420,000 available.

   The Company currently is using its Beralcast technology to develop, among other things, prototypes and pre-production quantities of disk drive arm sets and prototypes of golf club heads. These products currently are in the development stage and have not been brought to market and there can be no assurance that significant commercial business will develop as anticipated by the Company or that the Company's products will gain acceptance in commercial markets. While the Company believes that there are additional commercial applications for its Beralcast alloys, there can be no assurances that any of its products or services will be successful or produce revenue for the Company. The markets for these products are subject to change and volatility due to a number of factors and there can be no assurance that factors relative to general economic conditions or particular industries will not materially adversely affect orders for the Company's products. Failure of the Company's Beralcast products to achieve or sustain broad market acceptance on a timely basis could have a material adverse effect on the Company's business, result of operations and financial condition. Additionally, while certain disk drive manufacturers have provided estimates to the Company of future demand, the Company believes the practice in this industry and other industries which the Company expects to serve is to place orders for one quarter only, accompanied by projections of demand for future operations. Accordingly, if funding becomes available for capital expenditures to increase-manufacturing capacity, the Company expects to commit to the cost of expanding its production capacity without firm orders for products.

   The Company currently lacks the capital resources to fund such additional capital expenditures and intends to seek funding for such capital expenditures through equity or debt financings, borrowings from shareholders, joint ventures, strategic relationships with customers or other manufacturers, fees from technology licensing, or a combination of the foregoing. In recent years the Company has funded cash shortfalls from operations through its bank line of credit and borrowings or investments by stockholders. The Company believes that, while these sources of capital may be available for certain additional capital requirements, if it is successful in obtaining orders for large volume commercial production of Beralcast products, funding from additional sources in material amounts will be required. There can be no assurance that such funds will be available on a timely basis or that any such funds will be sufficient to support the Company's business strategy or that, if additional financing is available, it will be available in amounts and on terms satisfactory to the Company, if at all. In particular, in recent periods there has been relatively little trading in the Company's Common Stock and the market price per share of the Company's Common Stock has fluctuated significantly. This may make it difficult for the Company to effect a private or public equity financing or, if such financing can be affected, it may adversely impact the terms of such financing and the market for the Company's Common Stock and result in dilution to current stockholders. Additional debt financing would add to the financial risks of increased leverage.

      The financial covenants and other restrictions contained in agreements relating to the Company's current bank indebtedness require the Company to meet certain financial tests and, among other things, prohibit or restrict, under certain circumstances, the Company from paying cash dividends, making capital expenditures above $2,000,000, acquiring or disposing of assets, or borrowing additional funds. A waiver of such covenants would be required in order to permit planned capital expenditures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's Beralcast business and expansion plans,
(ii) the possible effects on the Company of certain legal proceedings, (iii) the effects on the Company of changes in the businesses in which it operates or in economic conditions generally, (iv) the Company's backlog and the expected timing of orders and revenue recognition, and (v) the Company's expectations concerning required additional financings to permit expansion, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      On December 9, 1997, Brush Wellman, Inc. ("Brush Wellman") filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the "District Court") alleging that the Company is infringing on a patent (the "Patent") awarded to Brush Wellman for the investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees. On January 22, 1998, the Company filed in the U.S. Patent and Trademark Office (the "PTO") a request for re-examination (the "Request") of the Patent. In the Reguest, the Company contends, among other things, that there is sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys teaching the claimed invention of the Patent such that the Patent should not have issued. If the PTO grants the Request, it will undertake a process of re-examination of the validity of the Brush Wellman patent that, the Company anticipates, could last for at least one year and possibly longer. Although the Company believes that the Request has merit, there can be no assurance that the PTO will decide to re-examine the Patent. If the Request were granted, there can be no assurance that the PTO would find the Patent to be invalid. On January 27, 1998, the Company filed in the District Court a motion to stay the court case pending the outcome of the re-examination proceeding. If the District Court were to grant the motion to stay, the court case would not proceed until the conclusion of the PTO's re-examination of the Patent. Although the Company believes that its motion to stay has merit, no assurance can be given that the District Court will grant the motion.

     Even though the Company has been advised by patent counsel that Brush Wellman's claims are without merit, no assurance can be given as to the ultimate outcome of the lawsuit. Even if the lawsuit was not to proceed to trial, the litigation could result in substantial costs to the Company, and an unfavorable settlement of the lawsuit could place the company at a competitive disadvantage. An adverse judgment or settlement could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees or trebling of damanges for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. In the alternative, the Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition or results of operations.

   Even in the event of a successful outcome the Company may incur significant legal expenses in its defense.

Item 5. Other Information

   On February 9, 1998, the Company announced that a customer of its wholly-owned subsidiary, Starmet CMI, exercised options for approximately four million dollars of work to be performed at the Company's Barnwell, South Carolina facility during fiscal 1998. Substantial costs in preparation for performance of this contract were incurred during the Company's first fiscal quarter, but revenue is not expected to be recognized from work on this contract before the Company's second fiscal quarter, with most of the revenue expected to be recognized in the Company's third fiscal quarter. All of the contract work is expected to be completed and taken into revenue in fiscal year 1998. The contract involves work by the Company to convert depleted and natural uranium hexaflouride into metal for use as feedstock in nuclear reactors.

   On February 13, 1998, the Company announced that its wholly-owned subsidiary Starmet CMI, has been awarded a contract add-on valued at approximately $1.1 million as part of its existing contract with Rocky
Mountain Remediation Services to convert and stabilize depleted uranium metal into oxide using DUCRETE -Trademark- technology. This brings the total contract value to approximately $2.2 million.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

   Exhibit 10MM: Operating Agreement for Trio Star LLC dated December 31, 1997 by and among Advanced Products Labs, Inc., R-Cubed Composites, Inc. and Starmet Comcast LLC.
   Exhibit 27:    Financial Data Schedule

   (b)  Reports on Form 8-K:

   On October 16, 1997, the Company filed a current report on Form 8-K reporting, under Item 5-Other Events, that on September 29, 1997, the Company's Stockholders approved a plan of reorganization of the Company.

   On December 17, 1997, the Company filed a current report on Form 8-K reporting, under Item 5-Other Events, that on December 9, 1997, Brush Wellman had filed a patent infringement suit against the Company. See hereinabove under Item 1--Legal Proceedings.

                              Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STARMET CORPORATION

   By:  /s/ Robert E. Quinn
       -------------------------
       Robert E. Quinn,
       President Chief Executive
        Officer


   Date:  February 23, 1998
          -----------------------

   By:  /s/ James M. Spiezio
       --------------------------
       James M. Spiezio
       Vie President, Finance
         Chief Financial Officer

   Date:  February 23, 1998
          ----------------------
   By:  /s/ Rebecca L. Perry
       --------------------------
       Rebecca L. Perry
       Controller
         Chief Accounting Officer

   Date:  February 23, 1998
          ----------------------