Form 10-Q
period 1998-03-31
STARMET CORP
filed 1998-05-15
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       or

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 0-8836

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes /X/        No / /

As of May 7, 1998, there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.

                               STARMET CORPORATION
                                    FORM 10-Q
                  for the quarterly period ended March 31, 1998


                                   INDEX                                  Page
                                   -----                                  ----
Part I. Financial Information                                               2

        Item 1.  Financial Statements

                 Consolidated Balance Sheets:
                 March 31, 1998 and September 30, 1997                      2

                 Consolidated Statements of Income:
                 Three Months and Six Months Ended March 31, 1998
                 and March 31, 1997                                         4

                 Consolidated Statements of Cash Flow:
                 Six Months Ended March 31, 1998
                 and March 31, 1997                                         5

                 Notes to Consolidated Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10

Part II.  Other Information                                                16

        Item 1.  Legal Proceedings                                         16

        Item 4.  Submission of Matters to a Vote of Security Holders       17

        Item 5.  Other Information                                         18

        Item 6.  Exhibits and Reports on Form 8-K                          18

Signatures                                                                 19


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               STARMET CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30,     March 31,
                                                                          1997            1998
                                                                      -------------   -----------
                                                                                       (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents.....................................          $195,000        $247,000

 Restricted cash...............................................            73,000          73,000

 Accounts receivable, net of allowances for doubtful accounts
 of $421,000 as of September 30, 1997 and March 31, 1998.......         5,546,000       7,743,000

 Inventories...................................................        11,440,000      11,485,000

 Other current assets..........................................           619,000         261,000
                                                                      -------------   -----------
   Total current assets........................................        17,873,000      19,809,000
                                                                      -------------   -----------
Property, plant and equipment:
 Land..........................................................         2,124,000       2,124,000
 Buildings.....................................................        17,656,000      17,779,000
 Machinery, equipment, and fixtures............................        18,472,000      19,380,000
 Construction-in-progress......................................           831,000       2,149,000
                                                                      -------------   -----------
   Total property, plant and equipment.........................        39,083,000      41,432,000
   Less:  accumulated depreciation.............................        24,036,000      24,860,000
                                                                      -------------   -----------
   Net property, plant and equipment...........................        15,047,000      16,572,000
Other assets...................................................         1,784,000       2,159,000
                                                                      -------------   -----------
                                                                      $34,704,000     $38,540,000
                                                                      -------------   -----------
                                                                      -------------   -----------




                                                                      September 30,     March 31,
                                                                          1997            1998
                                                                      -------------   -----------
                                                                                       (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term obligations and notes payable to
 stockholders...................................................       $1,885,000      $5,538,000
 Accounts payable...............................................        2,412,000       3,648,000
 Accrued payroll and related costs..............................        1,215,000       1,154,000
 Accrued waste disposal.........................................        1,115,000         677,000
 Other accrued expenses.........................................          503,000         514,000
                                                                      -------------   -----------
   Total current liabilities....................................        7,130,000      11,531,000
                                                                      -------------   -----------
Long-term obligations...........................................          430,000         336,000
                                                                      -------------   -----------
Notes payable to stockholders...................................        1,048,000       1,515,000
                                                                      -------------   -----------
Commitments and Contingencies (Note 5)

Stockholders' equity:
 Common stock, par value $0.10; authorized--15,000,000 shares;
 issued and outstanding as of September 30, 1997 and March
 31,1998; 4,784,244 and 4,790,274, respectively.................          478,000         479,000
 Additional paid-in capital.....................................       14,033,000      14,053,000
 Warrants issued................................................          360,000         687,000
 Retained earnings..............................................       11,225,000       9,939,000
                                                                      -------------   -----------
   Total stockholders' equity...................................       26,096,000      25,158,000
                                                                      -------------   -----------
                                                                      $34,704,000     $38,540,000
                                                                      -------------   -----------
                                                                      -------------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                            Three Months Ended           Six Months Ended
                                                                 March 31,                    March 31,
                                                        ------------------------         -------------------
                                                            1997          1998           1997          1998
                                                           ------         -----          -----         -----
Net sales and contract revenues................         $5,342,000   $10,690,000     $12,613,000     $18,769,000
Cost of sales..................................          2,870,000     7,425,000       7,902,000      14,526,000
Selling, general and administrative expenses...          1,848,000     2,228,000       3,273,000       4,475,000
Research and development expenses..............            451,000       409,000         699,000         567,000
                                                        ----------   ------------    ------------    -----------
                                                         5,169,000    10,062,000      11,874,000      19,568,000
                                                        ----------   ------------    ------------    -----------
Operating income (loss)........................            173,000       628,000         739,000       (799,000)
Interest and other income (expense), net.......              2,000            --          11,000              --
Interest expense...............................           (64,000)     (356,000)       (119,000)       (489,000)
                                                        ----------   ------------    ------------    -----------
Income (loss) before income taxes..............            111,000       272,000         631,000     (1,288,000)
Provision (benefit) for income taxes...........              2,000            --        (13,000)              --
                                                        ----------   ------------    ------------    -----------
Net income (loss)..............................           $109,000      $272,000        $618,000    $(1,288,000)
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Per share information (1):
Basic net income (loss) per common share.......              $0.02         $0.06           $0.13         $(0.27)
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Weighted average number of common shares
outstanding....................................          4,782,000     4,787,000       4,782,000       4,787,000
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Diluted net income (loss) per common and dilutive
potential common shares outstanding............              $0.02         $0.05           $0.13         $(0.27)
Weighed average number of common and dilutive
potential common shares outstanding............          4,970,000     5,103,000       4,928,000       4,787,000
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------


----------
(1) Adjusted to reflect the two-for-one stock dividend issued on April 7, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                  Six Months Ended
                                                                       March 31,
                                                                 -------------------
                                                               1997                1998
                                                               ----                ----
Cash flows from operating activities:
 Net income (loss) .................................     $    618,000      $ (1,288,000)
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization ....................          751,000           999,000
  Changes in assets and liabilities, net:
  Decrease (increase) in accounts receivable .......          511,000        (2,197,000)
  Decrease (increase) in inventories ...............          346,000           (45,000)
  (Decrease) increase in accounts payable and
    accrued expenses ...............................       (2,650,000)          762,000
  Decrease (increase) in other assets ..............          (83,000)          (17,000)
  Other ............................................           (1,000)            1,000
                                                         --------------    --------------
  Net cash provided (used) by
   operating activities ............................         (508,000)       (1,785,000)
                                                         --------------    --------------
Cash flows from investing activities:
 Capital expenditures, net .........................         (785,000)       (2,349,000)
 Proceeds from sale of property, plant &
  equipment ........................................           12,000              --
                                                         --------------    --------------
   Net cash used by investing activities ...........         (773,000)       (2,349,000)
                                                         --------------    --------------

 Cash flows from financing activities:
  Principal payments under long-term
obligations ........................................       (1,994,000)       (9,934,000)
  Proceeds from bank borrowings ....................        2,422,000        13,220,000
  Proceeds from notes payable to stockholders and
   warrants ........................................             --             900,000
                                                         --------------    --------------
  Net cash provided by financing activities ........          428,000         4,186,000
                                                         --------------    --------------
Net increase (decrease) in cash and cash equivalents         (853,000)           52,000
 Cash and cash equivalents at beginning of period ..        1,051,000           195,000
                                                         --------------    --------------
 Cash and cash equivalents at end of period ........     $    198,000      $    247,000



                                                                  Six Months Ended
                                                                       March 31,
                                                                 -------------------
                                                               1997                1998
                                                               ----                ----
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
 Interest, net of amounts capitalized ..............     $     46,000      $    158,000
 Income taxes ......................................     $         --      $         --

Non-cash investing & financing activities:
 Capital lease obligations .........................     $      6,000      $      7,000




The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

    In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results of operations and financial position of the Company for the periods and the date presented. Operating results for the three and six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period.

    The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

    Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

                               STARMET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


3. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. Inventories at September 30, 1997 and March 31, 1998 consist of:


                                         At September 30, 1997     At March 31, 1998
                                         ---------------------     -----------------
   Work-in process...............               $2,511,000            $2,288,000
   Raw materials.................                8,271,000             8,538,000
   Spare parts...................                  658,000               659,000
                                               -----------           -----------
                                               $11,440,000           $11,485,000
                                               -----------           -----------
                                               -----------           -----------



4. Income per share of common stock

   The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 replaces primary earnings per share with "basic earnings per common share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. In addition, SFAS No. 128 replaces fully diluted earnings per common share with "diluted earnings per common share." Dilution for options and warrants under SFAS No. 128 is computed using the average share price of the Company's common stock for the period. In loss periods, potentially dilutive securities are excluded as they would be anti-dilutive. All previously reported amounts for EPS have been restated to conform with SFAS 128.

                               STARMET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Common share and common share dilutive potential disclosures are:



                                                  Three Months Ended                   Six Months Ended
                                                       March 31,                           March 31,
                                                  ------------------                   ------------------
                                                 1997             1998               1997              1998
                                                 ----             ----               ----              ----
                                                      (unaudited)                          (unaudited)
Weighed average common shares
outstanding.............................       4,782,000         4,787,000         4,782,000        4,787,000
Dilutive potential common shares........         188,000           316,000           146,000               --
Diluted common shares...................       4,970,000         5,103,000         4,928,000        4,787,000
Options and warrants excluded from
diluted income per common share as
their effect would be antidilutive......              --                --                --          778,000


5. Commitments and Contingencies

   a. Legal Proceedings

    On December 9, 1997, Brush Wellman, Inc. ("Brush Wellman") filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") alleging that the Company is infringing on a process patent (the "Brush Wellman Patent") awarded to Brush Wellman for the investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees.

    On March 28, 1998 the U.S. Patent and Trademark Office (the "PTO") granted the Company's request (filed January 22, 1998) for re-examination (the "Request") of the Brush Wellman Patent. In the Request, the Company contended, among other things, that there was sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys such that the Brush Wellman Patent should not have been issued. In granting the Request, the patent examiner agreed that the Company's cited examples of prior art raised substantial new issues of patentability which were not decided in the prior examination which led to granting the Brush Wellman Patent. The PTO will undertake a process of reexamination of the validity of the Brush Wellman Patent that, the Company anticipates, could last for an extended period. There can be no assurance that the PTO will find the Brush Wellman Patent to be invalid. On January 27, 1998, the Company filed in the Massachusetts District Court a motion to stay the court case pending the outcome of the re-examination proceeding. If the Massachusetts District Court were to grant the motion to stay, the court case would not proceed until the conclusion of the PTO's re-examination of the Brush Wellman Patent. Although the Company believes that its motion to stay has merit, no assurance can be given that the Massachusetts District court will grant the motion.

    Even though the Company has been advised by patent counsel, Iandiorio & Teska, that Brush Wellman's claims are without merit because the Brush Wellman Patent is invalid as a matter of law due to "prior art" and due to the Company's sales of investment cast beryllium aluminum products more than one year prior to the Brush Wellman Patent application, no assurance can be given as to the ultimate outcome of the lawsuit. Even if the lawsuit were not to proceed to trial, the litigation could result in substantial costs to the Company, and unfavorable settlement of the lawsuit could place the Company at a competitive disadvantage. An adverse judgment or settlement could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

   b. Environmental Matters

     For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing them with lime and discharging the neutralized mixture into a holding basin on its premises in Concord, Massachusetts. Substantially all of these waste materials were the by-product of work performed for the U.S. Army. On September 13, 1996, the Army Contract Adjustment Board ("ACAB") decided, among other things, that the costs to clean up the holding basin materials would be funded by the Army and that the Army would be obligated to provide transportation and disposal of the holding basin material pursuant to a supplement to an existing contract with the Company. In a Supplemental Memorandum of Decision dated March 5, 1997, ACAB decided to pay the Company to transport and dispose of the holding basin material. Pursuant to ACAB's decision, the Company contracted with the U.S. Army to remove and dispose of the material from the holding basin and then subcontracted with Zhagrus Environmental, Inc. ("Zhagrus") to perform such work under a contract dated May 8, 1997. Zhagrus arranged for disposal of the holding basin materials at a disposal site operated by its parent corporation, Envirocare of Utah, Inc. ("Envirocare"). On May 11, 1998, the Company was notified by Zhagrus that Zhagrus will incur additional costs in connection with the disposal of the material from the holding basin as a result of the need for additional work which must be performed by Envirocare to treat the holding basin material in order for it to meet the conditions for burial imposed by regulations applicable to Envirocare's license issued by the State of Utah. Zhagrus has requested that the Company pay it to the extent of any additional costs which may be incurred by Envirocare as a result of such additional services which may be rendered. The Company has requested that Zhagrus provide it with further information in order to permit the Company to determine whether it has any liability to Zhagrus under the subcontract and to calculate the amount, if any, that the Company may be required to pay to Zhagrus under the subcontract. The Company intends to request a contract price modification for allowance of any such additional costs under its contract with the U.S. Army, although there can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army. The Company has notified Zhagrus of its proposed course of action without admitting that the Company has any liability to Zhagrus or Envirocare for the amount of any such additional costs which may be incurred by Zhagrus under the subcontract. The Company has not yet been provided with sufficient information concerning the nature and extent of any additional work which may be required to allow proper burial by Envirocare. Accordingly, the Company is unable to determine whether it is obligated to Zhagrus under the terms of its subcontract or the potential amount involved. Accordingly, the amount of any additional costs could be material. In the event that the Company became liable to Zhagrus for any material amount which is not authorized to be paid by the U.S. Army, such liability could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth certain items in the consolidated statements of income as a percentage of net sales and contract revenues for the three month and six month periods ended March 31, 1998.


                                                        Three Months Ended            Six Months Ended
                                                            March 31                      March 31
                                                            --------                      --------
                                                        1997         1998             1997       1998
                                                        ----         ----             ----       ----
                                                           (unaudited)                  (unaudited)

Net sales and contract revenues                         100%           100%           100%         100%
Costs and expenses:
 Cost of sales....................................       54             69             63           77
 Selling, general and administrative expenses.....       34             21             26           24
 Research and development expenses................        9              4              5            3
Operating income (loss)...........................        3              6              6           (4)
Interest expense..................................        1              3              1            3
Net income (loss).................................        2              3              5           (7)




Three Months Ended March 31, 1998 Compared With Three Months Ended March 31,
1997

    Net sales increased by $5,348,000 or 100% to $10,690,000 in the second quarter of fiscal year ending September 30, 1998 ("fiscal 1998") compared to the second quarter of fiscal year ended September 30, 1997 ("fiscal 1997"). Sales in the Uranium Services and Recycle segment increased by $2,681,000 or 928%. Sales in the Specialty Metal Products segment increased by $486,000 or 16 %. Sales in the Depleted Uranium Penetrator segment increased by $2,181,000 or 112%.

    The sales increase in the Uranium Services and Recycle segment was due primarily to Atomic Vapor Laser Isotope Separation ("AVLIS") feedstock production orders which were completed in the second quarter of fiscal 1998. To be prepared for anticipated AVLIS production, the workforce at Starmet CMI Corporation was increased significantly during the second quarter of fiscal 1998. The sales increase in the Specialty Metal Products segment was due primarily to increased sales of Beralcast products and medical powders. The sales increase in the Depleted Uranium Penetrator segment was due to a $400,000 increase in the production volume of Depleted Uranium penetrators pursuant to a production contract with the U.S. government, under which production is scheduled through the second quarter of fiscal 1999. Due to anticipated reduced U.S. government procurement plans, the Company expects that no revenues will be derived from Depleted Uranium penetrator operations after the second quarter of fiscal 1999. Also, the Company reported a $1,781,000 increase in revenue recognized in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 on the remediation of the holding basin at the Company's Concord, Massachusetts facility pursuant to a U.S. Army contract, which revenue generates nominal gross margin.

    Gross profit in the second quarter of fiscal 1998 increased by $793,000 to $3,265,000 or 32% from $2,472,000 in the second quarter of fiscal 1997. Within the Specialty Metal Products segment, gross profit increased by $1,042,000, including a gross profit increase on Beralcast products of $911,000 from $(803,000) in the second quarter of fiscal 1997 to $108,000 in the second quarter of fiscal 1998, principally due to increased sales volumes and the absence in the second quarter of fiscal 1998 of certain Beralcast production start-up costs incurred in the second quarter of fiscal 1997. Also contributing to the gross profit increase within this segment were gross profit increases in commercial DU and powder products partially offset by a gross profit decrease associated with other Special Metal Products sales. Gross profit within the Uranium Services and Recycle segment in the second quarter of fiscal 1998 increased by $54,000 over gross profit in the second quarter of fiscal 1997. This increase was largely attributable to gross profit on AVLIS feedstock, which increased by $738,000 principally due to increased sales volumes, partially offset by reduced gross margin on counterweight business. These increases were partially offset by a $303,000 decrease in the gross profit within the Depleted Uranium Penetrators segment, due primarily to reduced volumes of penetrators and blanks partially offset by increased sales of other products within this segment. Absent from gross profit in the second quarter of fiscal 1998 was a reduction of a reserve for waste disposal in the amount of $811,000 against cost of sales which was included in gross profit in the second quarter of fiscal 1997. As a percentage of sales, gross profit was 31% for the second quarter of fiscal 1998 compared to 46% for the second quarter of fiscal 1997.

    Selling, general and administrative expenses increased by $380,000 or 21% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Of this increase, $197,000 related to an increase in sales and administrative personnel at its Concord, Massachusetts facility to support the Company's sales growth. The balance of the increase, $183,000, related primarily to an increase in sales and administrative personnel at the Company's South Carolina facility to support sales growth of the AVLIS feedstock program and remediation contracts for customers. As a percentage of sales, these expenses were 21% in the second quarter of fiscal 1998 compared to 35% in the second quarter of fiscal 1997.

    Interest expense increased to $356,000 in the second quarter of fiscal 1998 from $64,000 for the second quarter of fiscal 1997. This increase was primarily attributable to interest expense associated with increased borrowings under the Company's line of credit and shareholder notes, as well as the increase in the amortization of warrants issued in connection with an amendment to the Company's line of credit and the issuance of certain shareholder notes.

    Income taxes in the second quarter of fiscal 1998 and 1997 were at an effective rate of 0% and 2%, respectively. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Six Months Ended March 31, 1998 Compared With Six Months Ended March 31, 1997

    Net sales increased by $6,156,000 or 49% to $18,769,000 in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Sales in the Uranium Services and Recycle industry segment increased by $1,746,000 or 104%. Sales in the Specialty Metal Products segment increased by $925,000 or 17%. Sales in the Depleted Uranium Penetrator segment increased by $3,485,000 or 65%.

    The sales increase in the Uranium Services and Recycle segment was due primarily to AVLIS feedstock production orders which were completed in the second quarter of fiscal 1998. To be prepared for anticipated AVLIS production, the workforce at Starmet CMI Corporation was increased significantly during the first six months of fiscal 1998. The sales increase in the Specialty Metal Products segment was due primarily to increased production volume of Beralcast products and medical powders. The sales increase in the Depleted Uranium Penetrator segment was due to a $3,806,000 increase in revenue recognized on the remediation of the holding basin at the Company's Concord facility pursuant to a U.S. Army contract, which revenue generates nominal gross margin. That increase was partially offset by a $321,000 decrease in sales of Depleted Uranium penetrators and blanks. Due to anticipated reduced U.S. government procurement plans, the Company expects that no revenues will be derived from the Depleted Uranium penetrator operations after the second quarter of fiscal 1999.

    Gross profit in the first six months of fiscal 1998 decreased by $468,000 to $4,243,000 or 9% from $4,711,000 in the first six months of fiscal 1997. Within the Specialty Metal Products segment, gross profit increased by $1,386,000, including a gross profit increase on Beralcast products of $1,031,000 from $(1,379,000) in the first six months of fiscal 1997 to $(348,000) in the first six months of fiscal 1998, principally due to increased sales volumes and the absence in the second quarter of fiscal 1998 of certain Beralcast production start-up costs incurred in the second quarter of fiscal 1997. Also contributing to the gross profit increase within this segment were gross profit increases in commercial DU and powder products, partially offset by a gross profit decrease associated with other Specialty Metal Products sales. Gross profit within the Uranium Services and Recycle segment in the first six months of fiscal 1998 decreased by $878,000 over the comparable period of fiscal 1997. This decrease was largely attributable to the absence in the first six months of fiscal 1998 of a reserve reduction for waste disposal of $811,000 which occurred in the comparable period of fiscal 1997. The first six months of fiscal 1998 also included a $982,000 decrease in gross profit within the Depleted Uranium Penetrator segment due primarily to reduced volumes of penetrators and blanks partially offset by increased sales, of other products within this segment. As a percentage of sales, gross profit was 22% for the first six months of fiscal 1998 compared to 37% for the first six months of fiscal 1997.

    Selling, general and administrative expenses increased by $1,202,000 or 37% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Of this increase, $719,000 related to an increase in sales and administrative personnel at its Concord, Massachusetts facility to support the Company's sales growth. The balance of the increase, approximately $483,000, related to an increase in sales and administrative personnel at the Company's South Carolina facility to support sales growth of the AVLIS feedstock program and remediation contracts for customers. As a percentage of sales, these expenses were 24% in the first six months of fiscal 1998 compared to 26% in the first six months of fiscal 1997.

    Interest expense increased to $489,000 in the first six months of fiscal 1998 from $119,000 for the first six months of fiscal 1997. This increase was primarily attributable to interest expense associated with increased borrowings under the Company's line of credit and shareholder notes, as well as the increase in the amortization of warrants issued in connection with an amendment to the Company's line of credit and the issuance of certain shareholder notes.

    Income taxes during the first six months of fiscal 1998 and 1997 were at an effective rate of 0% and 2%, respectively. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Liquidity and Capital Resources

    Net cash used by operating activities in the six months ending March 31, 1997 and 1998 was $509,000 and $1,785,000, respectively. Differences in cash flows from operating activities were primarily related to significant changes in accounts receivable, inventories and accounts payable. The Company used net cash of $773,000 and $2,349,000 for periods ending March 31, 1997 and 1998, respectively, primarily to fund investing activities largely related to capital expenditures made in anticipation of future commercial business. Net cash provided by financing activities for periods ending March 31, 1997 and 1998 was $428,000 and $4,186,000, respectively and resulted primarily from increases in bank borrowings and borrowings from stockholders. As a result of the foregoing, net cash decreased in the period ended March 31, 1997 by $853,000 and increased in the period ended March 31, 1998 by $52,000.

    At March 31, 1998, the end of the second quarter of fiscal 1998, the Company had working capital of $8,278,000, a decrease of $2,465,000 since the end of fiscal 1997. At March 31, 1998, the Company's accounts receivable and inventories increased by $2,197,000 and $45,000, respectively, compared to September 30, 1997 levels. Cash (less restricted cash) at March 31, 1998 was $247,000. Current indebtedness increased to $11,531,000 from $7,130,000 as a result of increased borrowings under the Company's bank line of credit and increased borrowings from shareholders. As of March 31, 1998, the Company had $5,113,000, exclusive of the value of warrants, outstanding under its bank line of credit, with $887,000 available for borrowing thereunder (after subtraction of $3,550,000 in letters of credit issued thereunder). As of March 31, 1998, notes payable to shareholders increased to $2,250,000 from

$1,350,000 as at September 30, 1997, excluding the unamortized discount. As of May 14, 1998, the Company had $5,114,000 outstanding under its line of credit, $3,550,000 outstanding in letters of credit and $886,000 available for borrowing thereunder.

    The Company's subsidiary, Starmet CMI Corporation, has a term loan obligation in the amount of $370,000 to Palmetto Federal Savings and Loan Association of South Carolina ("Palmetto"). As of March 31, 1998 the outstanding balance on this term loan obligation was approximately $323,000. On March 20, 1998, Starmet CMI Corporation entered into a second loan with Palmetto and the Lower Savannah Regional Development Corporation in the aggregate principal amount of $995,000, which bears interest at a rate of 10% and matures in ten and one-half years with a rate adjustment at the end of five and one-half years. As of March 31, 1998 nothing had been drawn on the second loan. As of May 15, 1998, the Company had drawn $500,000 against the second loan. Both the first and second loans are guaranteed by the Company and secured by mortgages on CMI's South Carolina property. The second loan will be used to expand CMI's manufacturing capabilities at its South Carolina facility.

    As of March 31, 1998 the Company was out of compliance with the capital expenditure financial covenant under its credit agreement which prohibits the Company from making capital expenditures above $2,000,000 annually. On May 15, 1998 the Company received a waiver for this event of non-compliance and compliance with the capital expenditure financial covenant for the remainder of fiscal 1998.

    These increases in bank borrowings and borrowings from shareholders were necessary to fund a number of expenses, including expansion of Beralcast and AVLIS feedstock manufacturing capabilities, which were incurred in expectation of future business and revenues from the Company's Beralcast business and its Starmet CMI facility in Barnwell, South Carolina, which business and revenues were not fully realized in the second quarter of fiscal 1998. The Company invested approximately $2,349,000 on capital expenditures in the first six months of fiscal 1998 to expand its commercial Beralcast and AVLIS manufacturing capabilities. The Company purchased production equipment and upgraded its facilities with these capital expenditures. The Company believes that cash from operations together with cash available under its line of credit will permit it to sustain operations at current capacity levels in the near term.

    The Company also has plans to invest approximately an additional $9,698,000 in the last six months of fiscal 1998 and approximately an additional $75,000,000 over the next four years primarily to continue to expand its commercial Beralcast manufacturing capabilities through fixed asset additions including the purchase of production equipment and facility upgrades. The Company's ability to fund such capital expenditure plans will depend upon the availability of substantial funding in addition to its current capital resources. On April 8, 1998, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission registering an offering of $80 million of its Common Stock, a portion of which may be sold by selling shareholders. If such offering is completed, the Company expects to use the net proceeds to the Company of the offering to complete currently planned capital expenditures, as well as for general corporate purposes including the repayment of certain indebtedness. There can be no assurance that the offering will proceed and be completed as planned.

Environmental Matters

     For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing them with lime and discharging the neutralized mixture into a holding basin on its premises in Concord, Massachusetts. Substantially all of these waste materials were the by-product of work performed for the U.S. Army. On September 13, 1996, the Army Contract Adjustment Board ("ACAB") decided, among other things, that the costs to clean up the holding basin materials would be funded by the Army and that the Army would be obligated to provide transportation and disposal of the holding basin material pursuant to a supplement to an existing contract with the Company. In a Supplemental Memorandum of Decision dated March 5, 1997, ACAB decided to pay the Company to transport and dispose of the holding basin material. Pursuant to ACAB's decision, the Company contracted with the U.S. Army to remove and dispose of the material from the holding basin and then subcontracted with Zhagrus Environmental, Inc. ("Zhagrus") to perform such work under a contract dated May 8, 1997. Zhagrus arranged for disposal of the holding basin materials at a disposal site operated by its parent corporation, Envirocare of Utah, Inc. ("Envirocare"). On May 11, 1998, the Company was notified by Zhagrus that Zhagrus will incur additional costs in connection with the disposal of the material from the holding basin as a result of the need for additional work which must be performed by Envirocare to treat the holding basin material in order for it to meet the conditions for burial imposed by regulations applicable to Envirocare's license issued by the State of Utah. Zhagrus has requested that the Company pay it to the extent of any additional costs which may be incurred by Envirocare as a result of such additional services which may be rendered. The Company has requested that Zhagrus provide it with further information in order to permit the Company to determine whether it has any liability to Zhagrus under the subcontract and to calculate the amount, if any, that the Company may be required to pay to Zhagrus under the subcontract. The Company intends to request a contract price modification for allowance of any such additional costs under its contract with the U.S. Army, although there can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army. The Company has notified Zhagrus of its proposed course of action without admitting that the Company has any liability to Zhagrus or Envirocare for the amount of any such additional costs which may be incurred by Zhagrus under the subcontract. The Company has not yet been provided with sufficient information concerning the nature and extent of any additional work which may be required to allow proper burial by Envirocare. Accordingly, the Company is unable to determine whether it is obligated to Zhagrus under the terms of its subcontract or the potential amount involved. Accordingly, the amount of any additional costs could be material. In the event that the Company became liable to Zhagrus for any material amount which is not authorized to be paid by the U.S. Army, such liability could have a material adverse effect on the Company's business, results of operations and financial condition.

Impact of Year 2000 Issue

    The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 complaint and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 to ensure that the Company is Year 2000 compliant and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. The Company believes that the Company's computer system is Year 2000 compliant. In addition, the Company maintains a year 2000 expert on its staff. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve
Year 2000 compliance, the Company's business could be adversely affected.

Special Note Regarding Forward-Looking Statements

    Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's new business and expansion plans, (ii) the effects on the Company of certain legal proceedings and environmental matters,
(iii) the effects on the Company of changes in the business in which it operates or in economic conditions generally, (iv) the Company's expectations concerning required additional financings to permit expansion, including the currently proposed public offering, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Exhibit 99 to this Quarterly Report. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                            PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    On December 9, 1997, Brush Wellman, Inc. ("Brush Wellman") filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") alleging that the Company is infringing on a process patent (the "Brush Wellman Patent") awarded to Brush Wellman for the investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees.

    On March 28, 1998 the U.S. Patent and Trademark Office (the "PTO") granted the Company's request (filed January 22, 1998) for re-examination (the "Request") of the Brush Wellman Patent. In the Request, the Company contended, among other things, that there was sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys such that the Brush Wellman Patent should not have been issued. In granting the Request, the patent examiner agreed that the Company's cited examples of prior art raised substantial new issues of patentability which were not decided in the prior examination which led to granting the Brush Wellman Patent. The PTO will undertake a process of reexamination of the validity of the Brush Wellman Patent that, the Company anticipates, could last for an extended period. There can be no assurance that the PTO will find the Brush Wellman Patent to be invalid. On January 27, 1998, the Company filed in the Massachusetts District Court a motion to stay the court case pending the outcome of the re-examination proceeding. If the Massachusetts District Court were to grant the motion to stay, the court case would not proceed until the conclusion of the PTO's re-examination of the Brush Wellman Patent. Although the Company believes that its motion to stay has merit, no assurance can be given that the Massachusetts District court will grant the motion.

    Even though the Company has been advised by patent counsel, Iandiorio & Teska, that Brush Wellman's claims are without merit because the Brush Wellman Patent is invalid as a matter of law due to "prior art" and due to the Company's sales of investment cast beryllium aluminum products more than one year prior to the Brush Wellman Patent application, no assurance can be given as to the ultimate outcome of the lawsuit. Even if the lawsuit were not to proceed to trial, the litigation could result in substantial costs to the Company, and unfavorable settlement of the lawsuit could place the Company at a competitive disadvantage. An adverse judgment or settlement could subject the

Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company held on March 18, 1998, shareholders acted affirmatively to elect nominees for directors proposed by management. Each director is to serve until the next Annual Meeting of Stockholders and thereafter until his or her successor is elected and qualified.


      Name                     Votes "For"        Votes "Withheld"
      ----                     -----------        ----------------
 George J. Matthews             2,568,912             4,240

 Robert E. Quinn                2,568,952             4,200

 Wilson B. Tuffin               2,568,912             4,240

 Kenneth A. Smith               2,568,952             4,200

 Frank H. Brenton               2,568,912             4,240

 William J. Shea                2,568,952             4,200



    Shareholders also approved the 1998 Stock Plan. A total of 1,526,841 votes were cast in favor of the proposal, 1,034,153 votes were cast against, and there were 12,158 abstentions.

    Shareholders also voted to ratify the action of the Board of Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 2,570,350 votes were cast in favor of the proposal, 2,502 votes were cast against, and there were 300 abstentions.

Item 5. Other Information

     For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing them with lime and discharging the neutralized mixture into a holding basin on its premises in Concord, Massachusetts. Substantially all of these waste materials were the by-product of work performed for the U.S. Army. On September 13, 1996, the Army Contract Adjustment Board ("ACAB") decided, among other things, that the costs to clean up the holding basin materials would be funded by the Army and that the Army would be obligated to provide transportation and disposal of the holding basin material pursuant to a supplement to an existing contract with the Company. In a Supplemental Memorandum of Decision dated March 5, 1997, ACAB decided to pay the Company to transport and dispose of the holding basin material. Pursuant to ACAB's decision, the Company contracted with the U.S. Army to remove and dispose of the material from the holding basin and then subcontracted with Zhagrus Environmental, Inc. ("Zhagrus") to perform such work under a contract dated May 8, 1997. Zhagrus arranged for disposal of the holding basin materials at a disposal site operated by its parent corporation, Envirocare of Utah, Inc. ("Envirocare"). On May 11, 1998, the Company was notified by Zhagrus that Zhagrus will incur additional costs in connection with the disposal of the material from the holding basin as a result of the need for additional work which must be performed by Envirocare to treat the holding basin material in order for it to meet the conditions for burial imposed by regulations applicable to Envirocare's license issued by the State of Utah. Zhagrus has requested that the Company pay it to the extent of any additional costs which may be incurred by Envirocare as a result of such additional services which may be rendered. The Company has requested that Zhagrus provide it with further information in order to permit the Company to determine whether it has any liability to Zhagrus under the subcontract and to calculate the amount, if any, that the Company may be required to pay to Zhagrus under the subcontract. The Company intends to request a contract price modification for allowance of any such additional costs under its contract with the U.S. Army, although there can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army. The Company has notified Zhagrus of its proposed course of action without admitting that the Company has any liability to Zhagrus or Envirocare for the amount of any such additional costs which may be incurred by Zhagrus under the subcontract. The Company has not yet been provided with sufficient information concerning the nature and extent of any additional work which may be required to allow proper burial by Envirocare. Accordingly, the Company is unable to determine whether it is obligated to Zhagrus under the terms of its subcontract or the potential amount involved. Accordingly, the amount of any additional costs could be material. In the event that the Company became liable to Zhagrus for any material amount which is not authorized to be paid by the U.S. Army, such liability could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit 10(a)*: Holding Basin Remediation and Waste Disposal Agreement
                        dated as of May 8, 1997, by and between the Company and Zhagrus Environmental, Inc.

        Exhibit 27:     Financial Data Schedule

        Exhibit 99: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

 -------------
* Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               STARMET CORPORATION


Date: May 14, 1998             By: /s/ Robert E. Quinn
      -----------------------      --------------------------------
                                  Robert E. Quinn
                                  President and Chief Executive Officer



Date: May 14, 1998             By: /s/ James M. Spiezio
      -----------------------      --------------------------------
                                  James M. Spiezio
                                  Vice President, Finance and Administration