Form 10-K/A
period 1997-09-30
STARMET CORP
filed 1998-08-11
CIK 276331

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-K/A
                                (Amendment No. 2)


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

                                                                                             YEAR ENDED
                                                                              --------------------------------------------
                                                                              SEPT. 30,       SEPT. 30,        SEPT. 30,
                                                                                1997            1996             1995
                                                                             -------------  -------------   --------------
                                                                             (as restated)  (as restated)
                                                                                           (IN THOUSANDS)

Net Sales and Contract Revenues:
  Uranium Services & Recycle............................................      $   4,965      $   6,189      $   4,969
  Specialty Metal Products..............................................         13,170         13,730         12,102
  Depleted Uranium Penetrators..........................................          9,927          8,775          1,713

Operating Profit(Loss):
  Uranium Services & Recycle............................................      $     195      $  (2,050)     $    (996)
  Specialty Metal Products..............................................            391          1,432           (341)
  Depleted Uranium Penetrators..........................................            575           (942)          (237)

Identifiable Assets:
  Uranium Services & Recycle............................................      $  14,499      $  14,399      $  16,609
  Specialty Metal Products..............................................          6,155          6,195          5,140
  Depleted Uranium Penetrators..........................................          7,965          8,441         12,158


See Notes 1 and 14 of Notes to Consolidated Financial Statements.

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

Uranium Services
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


Update Relative to Concord Site Remediation Status



    Subsequent to the filing of the Company's Amended Form 10-K on January 28, 1998, the following changes in the foregoing discussion of Concord Site Remediation and Decommissioning Planning Requirements have occurred. A discussion of the Company's environmental, health and safety matters is set forth in "Risk Factors -- Environmental, Health and Regulatory Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental, Health and Safety Matters," "Business -- Environmental, Safety and Regulatory Matters" and "Business -- Concord Site Remediation and Decommissioning Planning Requirements" of the Company's Registration Statement. The aforementioned sections of the Registration Statement are incorporated by reference in this Form 10-K. In addition to the disclosures set forth in such sections regarding the remediation of the holding basin at the Company's Concord, Massachusetts facility, for the quarter ended June 30, 1998, the Company will make a provision for between $1.0 million and $1.3 million related to the amount by which the estimated costs of remediating the holding basin is expected to exceed the amounts covered by the Company's fixed price contract which the U.S. Army (the "Army Contract") pursuant to which the holding basin clean-up is being done. The exact amount of excess costs is presently unknown, but the Company believes the potential range of such costs is between $1.0 million and $3.4 million. The Company believes that such costs, subject to confirmation, are recoverable as allowable overheads on future government contracts which the Company expects to be awarded. Alternatively, the Company believes that all or a certain portion of such excess costs may also be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804, pursuant to which the contract with the Army was granted. See also Notes 11 and 15 to the Consolidated Financial Statements contained herein.


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


Update Relative to Legal Proceedings



    Subsequent to the filing of the Company's Amended Form 10-K on January 28, 1998, the following changes in the foregoing discussion of Legal Proceedings have occurred. A discussion of the Company's material legal proceedings is set forth in "Risk Factors -- Pending Beralcast Patent Litigation; Patents and Other Intellectual Property," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Legal Proceedings" and "Business -- Legal Proceedings" in the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1998 (File No. 333-49629) (the "Registration Statement"). The aforementioned sections of the Registration Statement are incorporated by reference in this Form 10-K. In addition to the disclosures set forth in such sections of the Company's Registration Statement, on July 8, 1998, the Company submitted a reply to Brush Wellman's response to the U.S. Patent and Trademark Office's ("PTO") order granting the reexamination. Also, on July 30, 1998, in response to a motion to stay the court case pending the outcome of the re-examination proceeding which was filed by the Company on Janaury 27, 1998, the United States District Court for the District of Massachusetts dismissed the suit without prejudice to either party's moving to restore it to the docket upon the decision of the PTO relative to the reexamination. See also Notes 11 and 15 to the Consolidated Financial Statements contained herein.



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following consolidated financial statements of the Company, included in the Company's 1997 Annual Report are filed as part of this report:

    Auditors' Report
    Consolidated Balance Sheets--September 30, 1997 and September 30, 1996. Consolidated Statements of Operations for the years ended September 30,
      1997, September 30, 1996 and September 30, 1995.
    Consolidated Statements of Stockholders' Equity for the years ended
      September 30, 1997, September 30, 1996 and September 30, 1995. Consolidated Statements of Cash Flows for the years ended September 30,
      1997, September 30, 1996 and September 30, 1995.
    Notes to Consolidated Financial Statements

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


10(ff)     Amendment to Employment Agreement dated October 1, 1997 between the Registrant and Robert E. Quinn.**
10(gg)     Letter agreement with Roger M. Marino dated September 22, 1997 between the registrant and Roger M.
           Marino.**
10(hh)     10% Subordinated Debenture dated September 22, 1997 payable to Roger Marino in the amount of $500,000.00.**
10(ii)     Letter agreement dated December 23, 1997 regarding issuance of subordinated convertible debentures among the Registrant Melvin Chrein, WIAF Investors Co., Marshall Chrein, Joshua Feibusch and
           George J. Matthews.**
10(jj)     10% Convertible Subordinated Debenture dated December 23, 1997 payable to WIAF Investors Co. in amount of $500,000.00 and schedule of similar debentures.**
10(kk)     Second Amendment to Credit Agreement dated as of December 29, 1997 among the Company, Starmet Powders, LLC,
           Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings
           Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
10(ll)     Second Additional Revolving Credit Note dated December 29, 1997 among the Company, Starmet Powders, LLC, Starmet
           Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation,
           NMI Foreign Sales Corporation and State Street Bank and Trust Company.**
13         Starmet Corporation 1997 Annual Report to Stockholders. ***
21         Subsidiaries of the Registrant. **
23(a)      Consent of Independent Public Accountants.***
27         Financial Data Schedule.**
99(a)      Memorandum of Decision dated September 13, 1996 from the United States Army Contract Adjustment Board.
           (8)
99(b)      Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-49629) (13)


------------------------

*   Item numbers correspond to Exhibit Table, Item 601, Regulation S-K


** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997



*** Indicates an exhibit filed herewith


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

(13) Incorporated by reference to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-49629)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARMET CORPORATION


By:         /s/ Robert E. Quinn
   ____________________________________________
   Robert E. Quinn, President and Chief Executive
    Officer (principal executive officer and director)



Date:           August 11, 1998
   __________________________________________



By:           /s/ James M. Spiezio
   ____________________________________________
   James M. Spiezio, Vice President Finance and
    Administration (principal financial and accounting officer)



Date:           August 11, 1998
   __________________________________________






By:          /s/ George J. Matthews
   ____________________________________________
   George J. Matthews, Chairman of the Board of
    Directors



Date:           August 11, 1998
   __________________________________________


By:         /s/ Wilson B. Tuffin
   ____________________________________________
   Wilson B. Tuffin, Vice Chairman


Date:           August 11, 1998
   __________________________________________


By:           /s/ Frank H. Brenton
   ____________________________________________
   Frank H. Brenton, Director


Date:           August 11, 1998
   __________________________________________


By:          /s/ Kenneth A. Smith
   ____________________________________________
   Kenneth A. Smith, Director


Date:           August 11, 1998
   __________________________________________




By:          /s/ William J. Shea
   ____________________________________________
   William J. Shea, Director



Date:           August 11, 1998
   __________________________________________

INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report

Schedule II--Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Stockholders of Starmet Corporation:

    We have audited the accompanying consolidated balance sheets of Starmet Corporation (formerly Nuclear Metals, Inc.) (a Massachusetts Corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    The consolidated financial statements and schedule referred to above as of September 30, 1996 and 1997, and for the years then ended, have been restated (see Note 1).


                                                       ARTHUR ANDERSEN LLP



Boston, Massachusetts

August 7, 1998

                       NUCLEAR METALS, INC. AND SUBSIDIARIES
                       Schedule II- Valuation and Qualifying
                 Accounts For the Three Years Ended September 30, 1997

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO
                                                  BEGINNING      COSTS AND                        END
CLASSIFICATION                                     OF YEAR        EXPENSES      DEDUCTIONS      OF YEAR
----------------------------------------------  --------------  ------------  -------------   ------------
YEAR ENDED SEPTEMBER 30, 1997:
Allowance for doubtful accounts...............  $     821,000   $    --       $   400,000     $    421,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves (as restated)(a)...........  $    4,212,000  $    --       $    --         $  4,212,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
YEAR ENDED SEPTEMBER 30, 1996:
Allowance for doubtful accounts...............  $      883,000  $    100,000  $   162,000     $    821,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves (as restated)(a)...........  $    1,522,000  $  2,690,000  $     --        $  4,212,000
                                                --------------  ------------  -------------    ------------
                                                --------------  ------------  -------------    ------------
YEAR ENDED SEPTEMBER 30, 1995:
Allowance for doubtful accounts...............  $    1,290,000  $    400,000  $   807,000     $    883,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------
Inventory Reserves............................  $    1,522,000  $    --       $     --         $ 1,522,000
                                                --------------  ------------  ------------    ------------
                                                --------------  ------------  ------------    ------------




(a) See Note 1 of Notes to Consolidated Financial Statements