Form 10-Q/A
period 1997-12-31
STARMET CORP
filed 1998-08-11
CIK 276331

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

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

                       STARMET CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q/A
                 for the quarterly period ended December 31, 1997

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

            Consolidated Statements of Operations:
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

                      STARMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)
                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           1997           1997
                                                       -------------  -------------
                                                       (as restated)   (as restated)
Assets
  Current Assets:
    Cash and cash equivalents........................  $     186,000  $     195,000
    Restricted Cash..................................         73,000         73,000
    Accounts receivable, net of allowances
      for doubtful accounts of $421,000 at
      December 31, 1997 and September 30, 1997.......      6,962,000      5,546,000
    Inventories......................................      5,409,000      5,239,000
    Other current assets.............................        387,000        619,000
                                                       -------------  -------------
        Total current assets.........................     13,017,000     11,672,000
                                                       -------------  -------------
  Property, Plant and Equipment......................     39,880,000     39,083,000
    Less accumulated depreciation....................     24,438,000     24,036,000
                                                       -------------  -------------
    Net property, plant and equipment................     15,442,000     15,047,000
                                                       -------------  -------------
  Non-current Inventories............................      5,851,000      5,851,000
  Other assets.......................................      2,156,000      1,784,000
                                                       -------------  -------------
                                                       $  36,466,000  $  34,354,000
                                                       -------------  -------------
                                                       -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt................  $   4,814,000  $   1,885,000
    Accounts payable and accrued expenses............      5,613,000      5,245,000
                                                       -------------  -------------
    Total current liabilities........................     10,427,000      7,130,000
                                                       -------------  -------------
                                                       -------------  -------------
  Long term obligations..............................        387,000        430,000
                                                       -------------  -------------
  Notes payable to Shareholders'.....................      1,140,000      1,048,000
                                                       -------------  -------------
  Stockholders' equity:
    Common stock, par value $.10; authorized-
    15,000,000 shares; 4,784,244 issued and
    outstanding for December 31, 1997
    and September 30, 1997...........................        478,000        478,000
  Additional paid-in capital.........................     14,033,000     14,033,000
  Warrants issued....................................        687,000        360,000
  Retained earnings..................................      9,314,000     10,875,000
                                                       -------------  -------------
    Total stockholders' equity.......................     24,512,000     25,746,000
                                                       -------------  -------------
                                                       $  36,466,000  $  34,354,000
                                                       -------------  -------------
                                                       -------------  -------------

                    STARMET CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              QUARTER ENDED
                                                       ---------------------------
                                                       DECEMBER 31,   DECEMBER 31,
                                                           1997           1996
                                                       -------------  ------------
                                                                      (as restated)
Net sales and contract revenues......................  $   8,079,000   $7,271,000
                                                       -------------  ------------
Cost and expenses
  Cost of sales......................................      7,101,000    5,360,000
  Selling, general and administrative................      2,247,000    1,188,000
  Research and development...........................        158,000      247,000
                                                       -------------  ------------
                                                           9,506,000    6,795,000
                                                       -------------  ------------
Operating (loss) income..............................     (1,427,000)     476,000
Other income.........................................          1,000        9,000
Interest (expense), net..............................       (135,000)     (55,000)
                                                       -------------  ------------
Income before income taxes...........................     (1,561,000)     430,000
Provision for income taxes...........................       --             11,000
                                                       -------------  ------------
Net income (Loss)....................................  $  (1,561,000)  $  419,000
                                                       -------------  ------------
                                                       -------------  ------------
Per Share Information
Basic income(loss) per common share..................  $       (0.33)  $     0.09
                                                       -------------  ------------
                                                       -------------  ------------
Weighed average shares outstanding...................      4,784,000    4,782,000
Diluted income per common share......................          (0.33)  $     0.09
                                                       -------------  ------------
                                                       -------------  ------------
Weighed average shares outstanding and
  dilutive potential common shares...................      4,784,000    4,883,000

    STARMET CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE PERIODS ENDED: (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         1997           1996
                                                                     -------------  ------------
                                                                                    (as restated)
Cash flows from operating activities:
  Net income (Loss)................................................  $  (1,561,000)  $  419,000
  Adjustments to reconcile net income(loss)
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization................................        435,000      384,000
      Changes in assets and liabilities, net
        (Increase) decrease in accounts receivable.................     (1,416,000)  (2,619,000)
        (Increase) decrease in inventories.........................       (170,000)   1,207,000
        Increase (decrease) in accounts payable
         and accrued expenses......................................        368,000     (322,000)
        (Increase) decrease in other assets........................       (140,000)      11,000
                                                                     -------------  ------------
          Net cash used by operating activities....................     (2,484,000)    (920,000)
                                                                     -------------  ------------
Cash flows from investing activities:
  Capital expenditures, net........................................       (797,000)    (406,000)
                                                                     -------------  ------------
  Net cash used in investing activities............................       (797,000)    (406,000)
                                                                     -------------  ------------
Cash flows from financing activities:
  Principal payments under long-term obligations...................        (43,000)    (428,000)
  Net Proceeds from bank debt......................................      2,465,000    1,000,000
  Proceeds from Notes Payable to Shareholders & Warrants...........        850,000       --
                                                                     -------------  ------------
    Net cash provided by financing activities......................      3,272,000      572,000
                                                                     -------------  ------------
Net increase (decrease) in cash and equivalents....................         (9,000)    (754,000)
  Cash and equivalents at beginning of the period..................        268,000    1,301,000
                                                                     -------------  ------------
  Cash and equivalents at end of the period........................  $     259,000   $  547,000
                                                                     -------------  ------------
                                                                     -------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.......................................................  $      68,000   $   14,000
    Income taxes...................................................  $    --         $   --

NOTES

1. The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1997.

    In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory, of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and the related income (loss) per share amounts in the years ended September 30, 1996 and 1997, and the three months ended December 31, 1996.



                                                                                           Three Months Ended
                                         1996                        1997                  December 31, 1996
                               ------------------------    ------------------------    ------------------------
                               As Reported  As Restated    As Reported  As Restated    As Reported  As Restated
                               -----------  -----------    -----------  -----------    -----------  -----------
Net income (loss)............  $(3,037,000) $(2,387,000)    $1,482,000     $482,000       $509,000    $419,000
Income (loss) per share:
  Basic......................  $     (0.64) $     (0.50)    $     0.31     $   0.10       $   0.11    $   0.09

  Diluted....................  $     (0.64) $     (0.50)    $     0.30     $   0.10       $   0.10    $   0.09



2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at December 31, 1997 and September 30, 1997 consist of:

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                                                                     (as restated)  (as restated)
Work-in process....................................................................   $ 2,472,000    $ 2,511,000
Raw materials......................................................................     8,111,000      7,921,000
Spare parts........................................................................       677,000        658,000
                                                                                      ------------   -----------
Total inventory....................................................................   $11,260,000    $11,090,000
                                                                                      ------------   -----------
                                                                                      ------------   -----------

Less current
inventory.............................................................
                                                                                        5,409,000      5,239,000
                                                                                      ------------   -----------
                                                                                      ------------   -----------

Non current inventory..............................................................   $ 5,851,000    $ 5,851,000
                                                                                      ------------   -----------
                                                                                      ------------   -----------

    As of December 31, 1997, approximately $5.8 million of the Company's inventory, net of $3.2 million reserve, consisted of DU in various stages of production. This amount consisted of $3.8 million value-added costs to government owned material which is used for U.S. Military contracts and $2.0 million of material which the Company has acquired from other sources. During fiscal 1995, the U.S. Army notified the Company that the Army would provide the DU for production for the most recent penetrator contract.

    Management strongly believes that the Army is responsible to compensate the Company for the value-added costs of this material and that at a minimum the Army would allow the Company to use this material for non-U.S. military contracts at no additional cost to the Company. Management is pursuing several Department of Energy programs that would require more DU inventory over the next several years than the Company currently has on hand. Management believes that the carrying cost of the inventory on hand will be fully realizable through these possible programs or from its ongoing usage for U.S. and foreign military procurements; however, it is uncertain how much of the inventory balance will be utilized in fiscal 1998. At December 31, 1997, the Company had approximately $9 million of gross DU inventory or approximately $5.8 million, net of reserves. Of this net amount the Company expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, approximately $1,900,000 during fiscal 1999 and the balance thereafter.

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

Common share and common share dilutive potential disclosures are:


                                                                                            THREE MONTHS ENDED
(IN THOUSANDS)                                                                                 DECEMBER 31,
                                                                                          ----------------------
                                                                                             1997        1996
                                                                                          ----------  ----------
Weighted average common shares outstanding..............................................   4,784,000   4,782,000
Dilutive potential common shares........................................................       --        101,000
                                                                                           ---------   ---------
Diluted common shares...................................................................   4,784,000   4,883,000
                                                                                           ---------   ---------
Options and warrants excluded from diluted income per common share as their effect would be
antidilutive.......................................................................          510,000     202,000
                                                                                           ---------   ---------
                                                                                           ---------   ---------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

In August 1998, the Company restated its September 30, 1996 and
September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately
$3.3 million of reserves for DU inventory of which approximately
$1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately
$1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and the related income (loss) per share amounts in fiscal year 1996, 1997 and the three months ended December 31, 1996.



                                                                                           Three Months Ended
                                         1996                        1997                  December 31, 1996
                               ------------------------    ------------------------    ------------------------
                               As Reported  As Restated    As Reported  As Restated    As Reported  As Restated
                               -----------  -----------    -----------  -----------    -----------  -----------
Net income (loss)............  $(3,037,000) $(2,387,000)    $1,482,000     $482,000       $509,000    $419,000
Income (loss) per share:
  Basic......................  $     (0.64) $     (0.50)    $     0.31     $   0.10       $   0.11    $   0.09

  Diluted....................  $     (0.64) $     (0.50)    $     0.30     $   0.10       $   0.10    $   0.09

     The Company had established inventory reserves totaling approximately $1.6 million at the end of fiscal 1995. During fiscal 1996, the Company established additional inventory reserves of approximately $2.7 million related to its DU inventory, which consisted of DU metal and UF. These additional reserves were established based on management's evaluation of the risks associated with the DU inventory, including risks associated with excess and obsolete inventory, and had the effect of writing down approximately 20% of the Company's DU metal inventory to zero and writing down approximately 50% of the Company's UF inventory to zero. In conducting this evaluation, management considered the type and quantity of inventory on hand, historical sales volumes and expectations concerning the timing and amounts of then anticipated sales of current and proposed products (based upon longer than expected sales cycles for certain products). At September 30, 1996, the Company's utilization of DU inventory was uncertain. In particular, the Company considered future use of DU inventory for munitions contracts with the U.S. Army as unlikely. At that time, the Company was also discussing with USEC the possibility, timing and volume of AVLIS feedstock production, and was evaluating the potential use of DU inventory in other proposed products and the timing of inventory usage with respect to such products. Although the Company believed the long-term possibilities for DU inventory usage were numerous, the uncertainties related to the usage of the DU inventory were significant. Based on these uncertainties, management's judgment and discussions between the Company and its independent public accountants, inventory reserves were increased by such $2.7 million amount, bringing the total inventory reserves at September 30, 1996 to approximately $4.2 million. Of this amount, approximately $3.2 million was allocated to DU inventory, with the balance allocated to various other inventories. As of September 30, 1996, gross DU inventory was approximately $9.0 million and consisted of approximately $4.3 million of DU metal and $4.7 million of UF. As of September 30, 1996, DU inventory, net of reserves, was approximately $5.8 million and consisted of approximately $3.5 million of DU metal and approximately $2.3 million of UF.

During the first quarter of fiscal 1997, the Company used approximately $2.4 million of DU metal inventory principally in connection with a munitions contract with a foreign customer and to a lesser extent in connection with an AVLIS feedstock production contract. Revenues for the fiscal quarter ended December 31, 1996, under these two contracts were approximately $3.7 million. At December 31, 1997, the Company had approximately $9.0 million of gross DU inventory or approximately $5.8 million, net of reserves and consisted of approximately $3.5 million of DU metal inventory, net and approximately $2.3 million of UF inventory, net. Based on current discussions with customers, the Company expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, and approximately $1.9 million of DU inventory during fiscal 1999. Subject to the uncertainties described above, the Company expects to sell the balance of DU inventory, including DU inventory written down to zero, thereafter. In the event that the Company sells DU inventory in the future which has been written down to zero, the Company will generate revenues with higher gross margins than if such inventory had not been written down to zero. In the event that the actual usage, or the timing of such usage, differs materially from the Company's current expectations, any such differences could have a material adverse effect on the Company's overall liquidity. In such event, the Company's liquidity, cash flows and results of operations would be dependent upon the Company's other business segments, particularly its Specialty Metal Products business segment.

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

    Gross profit in the first quarter decreased by $933,000 or 49% to $978,000, as compared to the first quarter of fiscal 1997. The decrease in gross profit for the quarter is attributable in part to changes in product mix. As a percentage of sales, gross profit was 12% as compared to 26% for the first quarter of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the end of the first quarter of fiscal 1998, the Company had working capital of $2,590,000, a decrease of $952,000 since the end of fiscal 1997. At December 31, 1997, the Company's accounts receivable and inventories increased by $1,416,000 and $170,000, respectively, compared with September 30, 1997 levels. Cash (less restricted cash) at December 31, 1997 was $186,000. Current indebtedness increased to $4,814,000 from $1,885,000 as a result of increased borrowings under the Company's bank line of credit. At the end of the first quarter of fiscal 1998 notes payable to shareholders increased to $1,932,000 from $1,048,000 as at September 30, 1997.

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


SUBSEQUENT EVENT

In addition to the matters described above, the Company is subject to certain environmental matters and legal proceedings which could have a material adverse effect on the Company's business, results of operations and financial condition. For a discussion of these matters see Part I, Item 1 "Business--Update Relative to Concord Site Remediation Status" and Part I,
Item 3 "Update Relative to Legal Proceedings" of the Company's Form 10-K/A for the fiscal year ended September 30, 1997.


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

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

       Exhibit 10MM: Operating Agreement for Trio Star LLC dated December 31, 1997 by and among Advanced Products Labs, Inc., R-Cubed Composites, Inc. and Starmet Comcast LLC.*

       Exhibit 27:    Financial Data Schedule

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

----------
* Previously filed.

                              Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STARMET CORPORATION

   By:  /s/ Robert E. Quinn
       -------------------------
       Robert E. Quinn,
       President and Chief Executive
        Officer


   Date:  August 11, 1998
          -----------------------

   By:  /s/ James M. Spiezio
       --------------------------
       James M. Spiezio
       Vie President, Finance
         (Chief Financial Officer
         and Chief Accounting Officer)

   Date:  August 11, 1998
          ----------------------