Form 10-Q/A
period 1998-03-31
STARMET CORP
filed 1998-08-11
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                               STARMET CORPORATION
                                   FORM 10-Q/A
                  for the quarterly period ended March 31, 1998




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

                 Consolidated Statements of Operations:
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


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               STARMET CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                      September 30,     March 31,
                                                                          1997            1998
                                                                      -------------   -------------
                                                                      (as restated)   (as restated)
                                                                                       (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents.....................................          $195,000        $247,000

 Restricted cash...............................................            73,000          73,000

 Accounts receivable, net of allowances for doubtful accounts
 of $421,000 as of September 30, 1997 and March 31, 1998.......         5,546,000       7,743,000

 Inventories...................................................         5,239,000       5,284,000

 Other current assets..........................................           619,000         261,000
                                                                      -------------   -----------
   Total current assets........................................        11,672,000      13,608,000
                                                                      -------------   -----------
Property, plant and equipment:
 Land..........................................................         2,124,000       2,124,000
 Buildings.....................................................        17,656,000      17,779,000
 Machinery, equipment, and fixtures............................        18,472,000      19,380,000
 Construction-in-progress......................................           831,000       2,149,000
                                                                      -------------   -----------
   Total property, plant and equipment.........................        39,083,000      41,432,000
   Less:  accumulated depreciation.............................        24,036,000      24,860,000
                                                                      -------------   -----------
   Net property, plant and equipment...........................        15,047,000      16,572,000
Non-current inventory..........................................         5,851,000       5,851,000
Other assets...................................................         1,784,000       2,159,000
                                                                      -------------   -----------
                                                                      $34,354,000     $38,190,000
                                                                      -------------   -----------
                                                                      -------------   -----------




                                                                      September 30,     March 31,
                                                                          1997            1998
                                                                      -------------   ------------
                                                                      (as restated)   (as restated)
                                                                                       (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term obligations and notes payable to
 stockholders...................................................       $1,885,000      $5,888,000
 Accounts payable...............................................        3,123,000       3,648,000
 Accrued payroll and related costs..............................        1,215,000       1,154,000
 Accrued waste disposal.........................................          404,000         677,000
 Other accrued expenses.........................................          503,000         514,000
                                                                      -------------   -----------
   Total current liabilities....................................        7,130,000      11,881,000
                                                                      -------------   -----------
Long-term obligations...........................................          430,000         336,000
                                                                      -------------   -----------
Notes payable to stockholders...................................        1,048,000       1,165,000
                                                                      -------------   -----------
Commitments and Contingencies (Note 5)

Stockholders' equity:
 Common stock, par value $0.10; authorized--15,000,000 shares;
 issued and outstanding as of September 30, 1997 and March
 31,1998; 4,784,244 and 4,790,274, respectively.................          478,000         479,000
 Additional paid-in capital.....................................       14,033,000      14,055,000
 Warrants issued................................................          360,000         687,000
 Retained earnings..............................................       10,875,000       9,587,000
                                                                      -------------   -----------
   Total stockholders' equity...................................       25,746,000      24,808,000
                                                                      -------------   -----------
                                                                      $34,354,000     $38,190,000
                                                                      -------------   -----------
                                                                      -------------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                            Three Months Ended           Six Months Ended
                                                                 March 31,                    March 31,
                                                        ------------------------         -------------------
                                                            1997          1998           1997          1998
                                                           ------         -----          -----         -----
                                                       (as restated)                 (as restated)
Net sales and contract revenues................         $5,342,000   $10,690,000     $12,613,000     $18,769,000

Cost of sales..................................          3,520,000     7,425,000       8,642,000      14,526,000
Selling, general and administrative expenses...          1,848,000     2,228,000       3,273,000       4,475,000
Research and development expenses..............            451,000       409,000         699,000         567,000
                                                        ----------   ------------    ------------    -----------
                                                         5,819,000    10,062,000      12,614,000      19,568,000
                                                        ----------   ------------    ------------    -----------
Operating income (loss)........................           (477,000)      628,000          (1,000)       (799,000)
Interest and other income (expense), net.......              2,000            --          11,000              --
Interest expense...............................            (64,000)     (356,000)       (119,000)       (489,000)
                                                        ----------   ------------    ------------    -----------
Income (loss) before income taxes..............           (539,000)      272,000        (109,000)     (1,288,000)
Provision (benefit) for income taxes...........              2,000            --          13,000              --
                                                        ----------   ------------    ------------    -----------
Net income (loss)..............................          $(541,000)     $272,000       $(122,000)    $(1,288,000)
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Per share information (1):
Basic net income (loss) per common share.......             $(0.11)        $0.06          $(0.03)         $(0.27)
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Weighted average number of common shares
outstanding....................................          4,782,000     4,787,000       4,782,000       4,787,000
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Diluted net income (loss) per common and dilutive
potential common shares outstanding............             $(0.11)        $0.05          $(0.03)         $(0.27)
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------
Weighed average number of common and dilutive
potential common shares outstanding............          4,782,000     5,103,000       4,782,000       4,787,000
                                                        ----------   ------------    ------------    -----------
                                                        ----------   ------------    ------------    -----------



----------
(1) Adjusted to reflect the two-for-one stock dividend issued on April 7, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                  Six Months Ended
                                                                       March 31,
                                                                 -------------------
                                                               1997                1998
                                                               ----                ----
                                                          (as restated)
Cash flows from operating activities:
 Net income (loss) .................................     $   (122,000)     $ (1,288,000)
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization ....................          751,000           999,000
  Changes in assets and liabilities, net:
  Decrease (increase) in accounts receivable .......          511,000        (2,197,000)
  Decrease (increase) in inventories ...............        1,086,000           (45,000)
  (Decrease) increase in accounts payable and
    accrued expenses ...............................       (2,650,000)          762,000
  Decrease (increase) in other assets ..............          (83,000)          (17,000)
  Other ............................................           (1,000)            1,000
                                                         --------------    --------------
  Net cash provided (used) by
   operating activities ............................         (508,000)       (1,785,000)
                                                         --------------    --------------
Cash flows from investing activities:
 Capital expenditures, net .........................         (785,000)       (2,349,000)
 Proceeds from sale of property, plant &
  equipment ........................................           12,000              --
                                                         --------------    --------------
   Net cash used by investing activities ...........         (773,000)       (2,349,000)
                                                         --------------    --------------

 Cash flows from financing activities:
  Principal payments under long-term
obligations ........................................       (1,994,000)       (9,934,000)
  Proceeds from bank borrowings ....................        2,422,000        13,220,000
  Proceeds from notes payable to stockholders and
   warrants ........................................             --             900,000
                                                         --------------    --------------
  Net cash provided by financing activities ........          428,000         4,186,000
                                                         --------------    --------------
Net increase (decrease) in cash and cash equivalents         (853,000)           52,000
 Cash and cash equivalents at beginning of period ..        1,051,000           195,000
                                                         --------------    --------------
 Cash and cash equivalents at end of period ........     $    198,000      $    247,000
                                                         --------------    --------------
                                                         --------------    --------------



                                                                  Six Months Ended
                                                                       March 31,
                                                                 -------------------
                                                               1997                1998
                                                               ----                ----
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
 Interest, net of amounts capitalized ..............     $     46,000      $    158,000
 Income taxes ......................................     $         --      $         --

Non-cash investing & financing activities:
 Capital lease obligations .........................     $      6,000      $      7,000




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


    In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory, of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and the related income (loss) per share amounts in the years ended September 30, 1996 and 1997, the three months ended March 31, 1997 and the six months ended March 31, 1997.

                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                    1996                       1997                MARCH 31, 1997              MARCH 31, 1997
                           ------------------------  ------------------------  -------------------------  ------------------------
                           AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED   AS RESTATED  AS REPORTED  AS RESTATED
                           ------------ -----------  -----------  -----------  ------------  -----------  -----------  -----------
Net income (loss)........  $(3,037,000) $(2,387,000) $1,482,000   $482,000     $109,000      $(541,000)    $618,000    $(122,000)
Income (loss) per share:
  Basic..................  $     (0.64) $     (0.50) $     0.31   $   0.10     $   0.02      $   (0.11)    $   0.13    $   (0.03)
  Diluted................  $     (0.64) $     (0.50) $     0.30   $   0.10     $   0.02      $   (0.11)    $   0.13    $   (0.03)


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




                                         At September 30, 1997     At March 31, 1998
                                         ---------------------     -----------------
                                              (as restated)          (as restated)
   Work-in process...............               $2,511,000            $2,288,000
   Raw materials.................                7,921,000             8,188,000
   Spare parts...................                  658,000               659,000
                                               -----------           -----------
                                               $11,090,000           $11,135,000
   Total inventory...............              -----------           -----------
                                               -----------           -----------

   Less current inventory........                5,239,000             5,284,000
                                               -----------           -----------
                                               -----------           -----------

   Non-current inventory.........                5,851,000             5,851,000
                                               -----------           -----------
                                               -----------           -----------



   As of March 31, 1998, approximately $5.8 million of the Company's inventory, net of $3.2 million reserve, consisted of DU in various stages of production. This amount consisted of $3.8 million value-added costs to government owned material which is used for U.S. Military contracts and $2.0 million of material which the Company has acquired from other sources. During fiscal 1995, the U.S. Army notified the Company that the Army would provide the DU for production for the most recent penetrator contract.

  Management strongly believes that the Army is responsible to compensate the Company for the value-added costs of this material and that at a minimum the Army would allow the Company to use this material for non-U.S. military contracts at no additional cost to the Company. Management is pursuing several Department of Energy programs that would require more DU inventory over the next several years than the Company currently has on hand. Management believes that the carrying cost of the inventory on hand will be fully realizable through these possible programs or from its ongoing usage for U.S. and foreign military procurements; however, it is uncertain how much of the inventory balance will be utilized in fiscal 1998. At March 31, 1998, the Company had approximately $9 million of gross DU inventory or approximately $5.8 million, net of reserves. Of this net amount the Company expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, approximately $1,900,000 during fiscal 1999 and the balance thereafter.

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

                               STARMET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Common share and common share dilutive potential disclosures are:




                                                  Three Months Ended                   Six Months Ended
                                                       March 31,                           March 31,
                                                  ------------------                   ------------------
                                                 1997             1998               1997              1998
                                                 ----             ----               ----              ----
                                            (as restated)                       (as restated)
                                                      (unaudited)                          (unaudited)
Weighed average common shares
outstanding.............................       4,782,000         4,787,000         4,782,000        4,787,000
Dilutive potential common shares........              --           316,000                --               --
Diluted common shares...................       4,782,000         5,103,000         4,782,000        4,787,000
Options and warrants excluded from
diluted income per common share as
their effect would be antidilutive......          457,000                --          457,000          778,000



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



                                                        Three Months Ended            Six Months Ended
                                                            March 31                      March 31
                                                            --------                      --------
                                                        1997         1998             1997       1998
                                                        ----         ----             ----       ----
                                                          (as restated)                (as restated)
                                                           (unaudited)                  (unaudited)

Net sales and contract revenues                         100%           100%           100%         100%
Costs and expenses:
 Cost of sales....................................       66             69             69           77
 Selling, general and administrative expenses.....       35             21             26           24
 Research and development expenses................        8              4              6            3
Operating income (loss)...........................       (9)             6             --           (4)
Interest expense..................................        1              3              1            3
Net income (loss).................................      (10)             3             (1)          (7)





    In August 1998, the Company restated its September 30, 1996 and
September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and the related income (loss) per share amounts in fiscal year 1996, 1997, the three months ended March 31, 1997 and for the six months ended March 31, 1997.



                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                    1996                       1997                MARCH 31, 1997              MARCH 31, 1997
                           ------------------------  ------------------------  -------------------------  ------------------------
                           AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED   AS RESTATED  AS REPORTED  AS RESTATED
                           ------------ -----------  -----------  -----------  ------------  -----------  -----------  -----------
Net income (loss)........  $(3,037,000) $(2,387,000) $1,482,000   $482,000     $109,000      $(541,000)    $618,000    $(122,000)
Income (loss) per share:
  Basic..................  $     (0.64) $     (0.50) $     0.31   $   0.10     $   0.02      $   (0.11)    $   0.13    $   (0.03)
  Diluted................  $     (0.64) $     (0.50) $     0.30   $   0.10     $   0.02      $   (0.11)    $   0.13    $   (0.03)




    The Company had established inventory reserves totaling approximately $1.6 million at the end of fiscal 1995. During fiscal 1996, the Company established additional inventory reserves of approximately $2.7 million related to its DU inventory, which consisted of DU metal and UF(4). These additional reserves were established based on management's evaluation of the risks associated with the DU inventory, including risks associated with excess and obsolete inventory, and had the effect of writing down approximately 20% of the Company's DU metal inventory to zero and writing down approximately 50% of the Company's UF(4) inventory to zero. In conducting this evaluation, management considered the type and quantity of inventory on hand, historical sales volumes and expectations concerning the timing and amounts of then anticipated sales of current and proposed products (based upon longer than expected sales cycles for certain products). At September 30, 1996, the Company's utilization of DU inventory was uncertain. In particular, the Company considered future use of DU inventory for munitions contracts with the U.S. Army as unlikely. At that time, the Company was also discussing with USEC the possibility, timing and volume of Atomic Vapor Laser Isotope Separation ("AVLIS") feedstock production, and was evaluating the potential use of DU inventory in other proposed products and the timing of inventory usage with respect to such products. Although the Company believed the long-term possibilities for DU inventory usage were numerous, the uncertainties related to the usage of the DU inventory were significant. Based on these uncertainties, management's judgment and discussions between the Company and its independent public accountants, inventory reserves were increased by such $2.7 million amount, bringing the total inventory reserves at September 30, 1996 to approximately $4.2 million. Of this amount, approximately $3.2 million was allocated to DU inventory, with the balance allocated to various other inventories. As of September 30, 1996, gross DU inventory was approximately $11.9 million and consisted of approximately $7.2 million of DU metal and $4.7 million of UF(4). As of September 30, 1996, DU inventory, net of reserves, was approximately $8.7 million and consisted of approximately $6.4 million of DU metal and approximately $2.3 million of UF(4).




    During the first six months of fiscal 1997, the Company used approximately $2.6 million of DU metal inventory principally in connection with a munitions contract with a foreign customer and to a lesser extent in connection with an AVLIS feedstock production contract. Revenues related to a munitions contract with a foreign customer and an AVLIS feedstock production contract for fiscal 1997 were $5.4 million and $3.9 million, respectively, as compared to $3.1 million and $1.3 million, respectively, for fiscal 1996. Revenues during the first six months of fiscal 1997 under these two contracts was approximately $4.7 million. At March 31, 1998, the Company had approximately $9.0 million of gross DU inventory or approximately $5.8 million, net of reserves and consisted of approximately $3.5 million of DU metal inventory, net and approximately $2.3 million of UF(4) inventory, net. Based on current discussions with customers, the Company presently expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, and approximately $1.9 million of DU inventory during fiscal 1999. Subject to the uncertainties described above, the Company expects to sell the balance of DU inventory, including DU inventory written down to zero, thereafter. In the event that the Company sells DU inventory in the future which has been written down to zero, the Company will generate revenues with higher gross margins than if such inventory had not been written down to zero. In the event that the actual usage of any DU inventory, or the timing of such usage, differs materially from the Company's current expectations, any such differences could have a material adverse effect on results of operations of the Company's South Carolina facility and accordingly, on the Company's overall liquidity. In such event, the Company's liquidity, cash flows and results of operations would be dependent upon the Company's other business segments, particularly its Specialty Metal Products business segment.


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


    The sales increase in the Uranium Services and Recycle segment was due primarily to AVLIS feedstock production orders which were completed in the second quarter of fiscal 1998. To be prepared for anticipated AVLIS production, the workforce at Starmet CMI Corporation was increased significantly during the second quarter of fiscal 1998. The sales increase in the Specialty Metal Products segment was due primarily to increased sales of Beralcast products and medical powders. The sales increase in the Depleted Uranium Penetrator segment was due in part to a $400,000 increase in the production volume of Depleted Uranium penetrators pursuant to a production contract with the U.S. government, under which production is scheduled through the second quarter of fiscal 1999. Due to anticipated reduced U.S. government procurement plans, the Company expects that no revenues will be derived from Depleted Uranium penetrator operations after the second quarter of fiscal 1999. Also within the Depleted Uranium Penetrators segment, the Company reported a $1,781,000 increase in revenue recognized in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 on the remediation of the holding basin at the Company's Concord, Massachusetts facility pursuant to a U.S. Army contract, which revenue generates nominal gross margin.





    Gross profit in the second quarter of fiscal 1998 increased by $1,443,000 to $3,265,000 or 79% from $1,822,000 in the second quarter of fiscal 1997. Within the Specialty Metal Products segment, gross profit increased by $1,042,000, including a gross profit increase on Beralcast products of $911,000 from $(803,000) in the second quarter of fiscal 1997 to $108,000 in the second quarter of fiscal 1998, principally due to increased sales volumes and the absence in the second quarter of fiscal 1998 of certain Beralcast production start-up costs incurred in the second quarter of fiscal 1997. Also contributing to the gross profit increase within this segment were gross profit increases in commercial DU and powder products partially offset by a gross profit decrease associated with other Special Metal Products sales. Gross profit within the Uranium Services and Recycle segment in the second quarter of fiscal 1998 decreased by $596,000 from gross profit in the second quarter of fiscal 1997. This decrease was partially offset by gross profit on AVLIS feedstock, which increased by $738,000 principally due to increased sales volumes, partially offset by reduced gross margin on counterweight business. Gross profit within the Depleted Uranium Penetrators segment decreased by $303,000 due primarily to reduced volumes of penetrators and blanks partially offset by increased sales of other products within this segment. Absent from gross profit in the second quarter of fiscal 1998 was a reduction of a reserve for waste disposal in the amount of $670,000. As a percentage of sales, gross profit was 31% for the second quarter of fiscal 1998 compared to 34% for the second quarter of fiscal 1997.

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


    Gross profit in the first six months of fiscal 1998 increased by $272,000 to $4,243,000 or 7% from $3,971,000 in the first six months of fiscal 1997. Within the Specialty Metal Products segment, gross profit increased by $1,386,000, including a gross profit increase on Beralcast products of $1,031,000 from $(1,379,000) in the first six months of fiscal
1997 to $(348,000) in the first six months of fiscal 1998, principally due to increased sales volumes and the absence in the second quarter of fiscal 1998 of certain Beralcast production start-up costs incurred in the second quarter of fiscal 1997. Also contributing to the gross profit increase within this segment were gross profit increases in commercial DU and powder products, partially offset by a gross profit decrease associated with other Specialty Metal Products sales. Gross profit within the Uranium Services and Recycle segment in the first six months of fiscal 1998 decreased by $138,000 over the comparable period of fiscal 1997. This decrease was largely attributable to the absence in the first six months of fiscal 1998 of a reserve reduction for waste disposal of $670,000. The first six months of fiscal 1998 also included a $982,000 decrease in gross profit within the Depleted Uranium Penetrator segment due primarily to reduced volumes of penetrators and blanks partially offset by increased sales, of other products within this segment. As a percentage of sales, gross profit was 22% for the first six months of fiscal 1998 compared to 31% for the first six months of fiscal 1997.

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

Liquidity and Capital Resources


    Net cash used by operating activities in the six months ending March 31, 1997 and 1998 was $508,000 and $1,785,000, respectively. Differences in cash flows from operating activities were primarily related to significant changes in accounts receivable, inventories and accounts payable. The Company used net cash of $773,000 and $2,349,000 for periods ending March 31, 1997 and 1998, respectively, primarily to fund investing activities largely related to capital expenditures made in anticipation of future commercial business. Net cash provided by financing activities for periods ending March 31, 1997 and 1998 was $428,000 and $4,186,000, respectively and resulted primarily from increases in bank borrowings and borrowings from stockholders. As a result of the foregoing, net cash decreased in the period ended March 31, 1997 by $853,000 and increased in the period ended March 31, 1998 by $52,000.



    At March 31, 1998, the end of the second quarter of fiscal 1998, the Company had working capital of $1,727,000, a decrease of $2,815,000 since the end of fiscal 1997. At March 31, 1998, the Company's accounts receivable and inventories increased by $2,197,000 and $45,000, respectively, compared to September 30, 1997 levels. Cash (less restricted cash) at March 31, 1998 was $247,000. Current indebtedness increased to $11,881,000 from $7,130,000 as a result of increased borrowings under the Company's bank line of credit and increased borrowings from shareholders. As of March 31, 1998, the Company had $5,113,000, exclusive of the value of warrants, outstanding under its bank line of credit, with $887,000 available for borrowing thereunder (after subtraction of $3,550,000 in letters of credit issued thereunder). As of March 31, 1998, notes payable to shareholders increased to $2,250,000 from

$1,350,000 as at September 30, 1997, excluding the unamortized discount. As of May 14, 1998, the Company had $5,114,000 outstanding under its line of credit, $3,550,000 outstanding in letters of credit and $886,000 available for borrowing thereunder.

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

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit 10(a)*: Holding Basin Remediation and Waste Disposal Agreement
                        dated as of May 8, 1997, by and between the Company and Zhagrus Environmental, Inc.**

        Exhibit 27:     Financial Data Schedule

        Exhibit 99: "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

 -------------
* Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
** Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               STARMET CORPORATION


Date: August 11, 1998          By: /s/ Robert E. Quinn
      -----------------------      --------------------------------
                                  Robert E. Quinn
                                  President and Chief Executive Officer



Date: August 11, 1998          By: /s/ James M. Spiezio
      -----------------------      --------------------------------
                                  James M. Spiezio
                                  Vice President, Finance and Administration
                                  (Chief Financial Officer and Chief Accounting Officer)