Form 10-Q
period 1998-06-30
STARMET CORP
filed 1998-08-14
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
(Mark One)

   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                       or

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

                                  Yes  /X/       No / /

As of August 11, 1998 there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.

                               STARMET CORPORATION
                                    FORM 10-Q
                  for the quarterly period ended June 30, 1998

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
Part I. Financial Information                                             2

        Item 1.   Financial Statements

                  Consolidated Balance Sheets:
                  September 30, 1997 and June 30, 1998                    3

                  Consolidated Statements of Operations:
                  Three Months and Nine Months Ended June 30, 1997
                  and June 30, 1998                                       4

                  Consolidated Statements of Cash Flow:
                  Nine  Months Ended June 30, 1997
                  and June 30, 1998                                       5

                  Notes to Consolidated Financial Statements              6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10

Part II. Other Information                                               21

        Item 1.   Legal Proceedings                                      21

        Item 5.   Other Information                                      21

        Item 6.   Exhibits and Reports on Form 8-K                       22

Signatures                                                               23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               STARMET CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,        June 30,
                                                     1997               1998
                                                 -------------       -----------
                                                 (as restated)       (unaudited)
                                     ASSETS
Current Assets:
Cash and cash equivalents ......................   $   195,000       $   457,000
Restricted cash ................................        73,000            73,000
Accounts receivable, net of allowances
    for doubtful accounts of $421,000 as of
    September 30, 1997 and $421,000 as of
    June 30, 1998 ..............................     5,546,000         7,048,000
Inventories ....................................     5,239,000         5,833,000
Other current assets ...........................       619,000           726,000
                                                   -----------       -----------
    Total current assets .......................    11,672,000        14,137,000
                                                   -----------       -----------
Property, plant and equipment: .................    39,083,000        42,304,000
    Less: accumulated depreciation .............    24,036,000        25,196,000
                                                   -----------       -----------
    Net property, plant and equipment ..........    15,047,000        17,108,000
                                                   -----------       -----------
Non-current inventory ..........................     5,851,000         5,851,000
Other assets ...................................     1,784,000         2,173,000
                                                   -----------       -----------
                                                   $34,354,000       $39,269,000
                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations and
  notes payable to stockholders ................   $ 1,885,000         7,072,000
  Accounts payable and accrued expenses.........     5,245,000         7,830,000
                                                   -----------       -----------
    Total current liabilities ..................     7,130,000        14,902,000
                                                   -----------       -----------
Long-term obligations ..........................       430,000         1,081,000
                                                   -----------       -----------
Notes payable to stockholders ..................     1,048,000         1,228,000
                                                   -----------       -----------

Commitments and Contingencies (Note 5)

Stockholders' equity:
  Common stock, par value $0.10; authorized-
  15,000,000 shares; 4,784,244 issued and
  outstanding at September 30, 1997 and
  4,790,674 issued and outstanding at
  June 30, 1998.................................       478,000           479,000
  Additional paid-in capital....................    14,033,000        14,067,000
  Warrants issued...............................       360,000           687,000
  Retained earnings.............................    10,875,000         6,825,000
                                                   -----------       -----------
      Total stockholders' equity................    25,746,000        22,058,000
                                                   -----------       -----------
                                                   $34,354,000       $39,269,000
                                                   ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                              June 30,                     June 30,
                                                     --------------------------   --------------------------
                                                        1997           1998          1997            1998
                                                     -----------    -----------   -----------    -----------
                                                     (as restated)               (as restated)
Net sales and contract revenues ..................   $ 7,013,000    $ 7,429,000   $19,627,000    $26,198,000

Cost of sales ....................................     4,611,000      6,812,000    13,253,000     21,337,000
Selling, general and administrative expenses .....     1,674,000      2,507,000     4,948,000      6,982,000
Research and development expenses ................       329,000        411,000     1,027,000        977,000
                                                     -----------    -----------   -----------    -----------
                                                       6,614,000      9,730,000    19,228,000     29,296,000
                                                     -----------    -----------   -----------    -----------
Operating income (loss) ..........................       399,000     (2,301,000)      399,000     (3,098,000)
Interest and other income (expense), net .........       (13,000)            --        (2,000)            --
Interest expense .................................       (87,000)      (464,000)     (206,000)      (953,000)
                                                     -----------    -----------   -----------    -----------
Income (loss) before income taxes ................       299,000     (2,765,000)      191,000     (4,051,000)
Provision (benefit) for income taxes .............        (6,000)            --       (20,000)            --
                                                     -----------    -----------   -----------    -----------
Net income (loss) ................................   $   293,000    $(2,765,000)  $   171,000    $(4,051,000)
                                                     ===========    ===========   ===========    ===========
Per Share Information:(1)
Basic net income (loss) per common share .........   $      0.06    $     (0.58)  $      0.04    $     (0.85)
                                                     ===========    ===========   ===========    ===========
Weighed average number of common
shares outstanding ...............................     4,782,000      4,791,000     4,782,000      4,788,000
                                                     ===========    ===========   ===========    ===========
Diluted net income (loss) per common and dilutive
potential common shares outstanding ..............   $      0.06    $     (0.58)  $      0.03    $     (0.85)
                                                     ===========    ===========   ===========    ===========
Weighted average number of common and
dilutive potential common shares outstanding .....     4,974,000      4,791,000     4,938,000      4,788,000
                                                     ===========    ===========   ===========    ===========

----------

(1) Adjusted to reflect the two-for-one stock dividend issued on April 7, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

                               STARMET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                         Nine Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1997           1998
                                                     -----------    -----------
                                                    (as restated)
Cash flows from operating activities:
  Net income (loss) ..............................   $   171,000    $(4,051,000)
  Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization ................     1,127,000      1,471,000
    Changes in assets and liabilities, net :
    Decrease (increase) in accounts receivable ...       483,000     (1,502,000)
    Decrease (increase) in inventories ...........      (540,000)      (594,000)
    Decrease (increase) in other current assets ..      (120,000)      (107,000)
    Decrease (increase) in accounts payable and
      accrued expenses ...........................    (3,573,000)     2,585,000
    Decrease (increase) other assets .............       118,000       (389,000)
                                                     -----------    -----------
    Net cash provided (used) by operating
      activities .................................    (1,254,000)    (2,587,000)
                                                     -----------    -----------
Cash flows from investing activities:
  Capital expenditures, net ......................    (1,150,000)    (3,221,000)
  Proceeds from sale of property, plant &
    equipment ....................................        12,000             --
                                                     -----------    -----------
    Net cash used by investing activities ........    (1,138,000)    (3,221,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Principal payments under long-term
    obligations ..................................    (2,988,000)   (14,839,000)
  Proceeds from bank borrowings ..................     4,542,000     19,974,000
  Proceeds from notes payable to stockholders
    and warrants .................................            --        900,000
  Proceeds from stock issuance ...................            --         35,000
                                                     -----------    -----------
    Net cash provided by financing activities ....     1,554,000      6,070,000
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ....................................      (838,000)       262,000
  Cash and cash equivalents at beginning of
    period .......................................     1,301,000        268,000
                                                     -----------    -----------
  Cash and cash equivalents at end of period .....   $   463,000    $   530,000
                                                     ===========    ===========

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
  Interest, net  of amounts capitalized ..........   $   189,000    $   634,000
  Income taxes ...................................   $    20,000    $        --

Non-cash investing & financing activities:
  Capital lease obligations ......................   $    61,000    $    50,000


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

      In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results of operations and financial position of the Company for the periods and the date presented. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period.

      The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended September 30, 1997.

      Due primarily to the sharp decline in sales of DU penetrators and lack of orders in its uranium services and recycle business, the Company incurred losses in three of its last four previous fiscal years and in the first nine months of fiscal 1998. The Company's accountants, in their report to the Board of Directors and stockholders of the Company on the Company's financial statements for fiscal 1995, stated that there was substantial doubt at that time about the Company's ability to continue as a going concern. Although the Company was profitable in fiscal 1997, reserve reductions and other non-recurring income items accounted for the profitability. Excluding these items, the Company would have reported a net loss in fiscal 1997. As a result, the Company has experienced significant financial difficulties and liquidity problems in recent years and has had to seek financing from stockholders, waivers of non-compliance with, and amendments of, certain covenants and other provisions in its debt instruments (including waivers and amendments under its bank credit facility in February, May, June and August of 1998), additional borrowings and extensions of maturities under its bank credit facility, and additional equipment financing from another bank for capital expenditures required at its South Carolina facility.

            As of June 30, 1998 the Company was out of compliance with the capital expenditure and net income financial covenants under its credit agreement with its principal bank lender. On August 7, 1998, the Company received a waiver for these events of non-compliance and any events of non-compliance as a result of the restatement of the Company's financial statements for the years ended September 30, 1997 and 1996. In addition, the credit agreement was modified such that the availability was increased to $11,050,000 through September 30, 1998; $8,050,000 from October 1, 1998 through December 31, 1998, $6,550,000 through January 1, 1999 and thereafter until maturity on February 28, 1999. As of August 12, 1998, the Company had $6,438,000 outstanding under its line of credit, $3,550,000 outstanding in letters of credit and $1,062,000 available for borrowing thereunder. Of the $6,438,000 outstanding indebtedness under the Company's line of credit agreement, on August 12, 1998, $1,938,000 is due on October 1, 1998, $1,500,000 is due on January 1, 1999 and $3,000,000 is due on February 28, 1999. There can be no assurance that the Company will be able to repay the bank on the stated maturity dates. Pursuant to the amendment, the tangible capital base required by the agreement must not be less than $22,500,000 as of September 30, 1998 plus an increase equal the aggregate of 75% of the Company's net income for each fiscal quarter after September 30, 1998. In addition, the Company's net income (loss) may not be less than $(500,000) for the quarter ending September 30, 1998 and $750,000 for the quarter ending December 31, 1998 and each quarter thereafter.

      In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory, of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and the related income (loss) per share amounts in the years ended September 30, 1996 and

1997 and the nine months ended June 30, 1997. The restatement had no effect on net income (loss) and the related income (loss) per share amounts for the three months ended June 30, 1997.


                                     1996                        1997
                          --------------------------  --------------------------
                          AS REPORTED   AS RESTATED   AS REPORTED    AS RESTATED
                          ------------  ------------  -----------    -----------
Net income (loss)         $(3,037,000)  $(2,387,000)  $ 1,482,000    $  482,000
Income (loss) per share:
  Basic                   $     (0.64)  $     (0.50)  $      0.31    $     0.10
  Diluted                 $     (0.64)  $     (0.50)  $      0.30    $     0.10

                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                         JUNE 30, 1997                      JUNE 30, 1997
                          -----------                 --------------------------
                          AS REPORTED                 AS REPORTED    AS RESTATED
                          -----------                 -----------    -----------

Net income (loss)         $   293,000                 $   911,000    $  171,000
Income (loss) per share:
  Basic                   $      0.06                 $      0.19    $     0.04
  Diluted                 $      0.06                 $      0.18    $     0.03


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

                               STARMET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at September 30, 1997 and June 30, 1998 consist of:


                                     At September 30, 1997      At June 30, 1998
                                     ---------------------      ----------------
                                         (as restated)             (unaudited)
Work-in process ....................      $ 2,511,000              $ 3,030,000
Raw materials ......................        7,921,000                8,181,000
Spare parts ........................          658,000                  473,000
                                          -----------              -----------
Total inventory ....................      $11,090,000              $11,684,000
                                          ===========              ===========

Less current inventory .............      $ 5,239,000              $ 5,833,000
                                          ===========              ===========

Non-current inventory ..............      $ 5,851,000              $ 5,851,000
                                          ===========              ===========


      As of June 30, 1998, approximately $5.9 million of the Company's inventory, net of $3.2 million reserve, consisted of DU in various stages of production. This amount consisted of $3.9 million value added costs to government owned material which is used for U.S. Military contracts and $2.0 million of material which the Company has acquired from other sources. During fiscal 1995, the U.S. Army notified the Company that the Army would provide the DU for production for the most recent penetrator contract.

      Management strongly believes that the Army is responsible to compensate the Company for the value-added costs of this material for non-U.S. military contracts at no additional cost to the Company. Management is pursuing several Department of Energy programs that would require more DU inventory over the next several years than the Company currently has on hand. Management believes that the carrying cost of the inventory on hand will be fully realizable through these possible programs or from its ongoing usage for U.S. and foreign military procurements; however, it is uncertain how much of the inventory balance will be utilized in fiscal 1998.

The Company expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, approximately $1.9 million during fiscal 1999 and the balance thereafter.

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

Common share and common share dilutive potential disclosures are:


                                       Three Months Ended     Nine Months Ended
                                             June 30,             June 30,
                                      --------------------  --------------------
                                         1997       1998      1997       1998
                                      ---------  ---------  ---------  ---------
                                                           (as restated)
                                           (unaudited)           (unaudited)
Weighted average common shares
outstanding ........................  4,782,000  4,791,000  4,782,000  4,788,000
Dilutive potential common shares ...    192,000         --    156,000         --
                                      ---------  ---------  ---------  ---------

Diluted common shares ..............  4,974,000  4,791,000  4,938,000  4,788,000
                                      =========  =========  =========  =========

Options and warrants excluded
from diluted income per common
share as their effect would be
anti-dilutive ......................         --    778,000         --    778,000
                                      =========  =========  =========  =========


5.    Commitments and Contingencies

      a.  Legal Proceedings

      On May 26, 1998, Brush Wellman submitted its response to the U.S. Patent and Trademark Office's ("PTO") order granting the reexamination of a process patent owned by Brush Wellman, and on July 8, 1998, the Company submitted a reply to that response. Also, on July 30, 1998, in response to a motion to stay the suit filed by Brush Wellman against the Company pending the outcome of the reexamination proceeding which was filed by the Company on January 27, 1998, the United States District Court for the District of Massachusetts dismissed the suit without prejudice to either party's moving to restore it to the docket upon the decision of the PTO relative to the reexamination. See also Part II, Item 1, "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

      b.  Environmental Matters

      The Company currently estimates that the cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), pursuant to which the holding basin clean-up is being done, by approximately $1.3 million. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.3 million and $3.4 million.) The Company believes that such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. Alternatively, the Company believes that all or a certain portion of such excess costs may also be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804, pursuant to which the Army Contract was granted. The Company has submitted a proposal to the Army requesting the award to the Company of a contract, which, in addition to other work proposed therein, would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the Army.

      In addition to the matters described above, the Company is subject to certain environmental matters which could have a material adverse effect on the Company's business, results of operations and financial condition. For a discussion of these matters see Part I, Item 1 "Business--Update Relative to Concord Site Remediation Status" and Part I, Item 3 "Update Relative to Legal Proceedings" of the Company's Form 10-K/A for the fiscal year ended
September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Due primarily to the sharp decline in sales of DU penetrators and lack of orders in its uranium services and recycle business, the Company incurred losses in three of its last four previous fiscal years and in the first nine months of fiscal 1998. The Company's accountants, in their report to the Board of Directors and stockholders of the Company on the Company's financial statements for fiscal 1995, stated that there was substantial doubt at that time about the Company's ability to continue as a going concern. Although the Company was profitable in fiscal 1997, reserve reductions and other non-recurring income items accounted for the profitability. Excluding these items, the Company would have reported a net loss in fiscal 1997. As a result, the Company has experienced significant financial difficulties and liquidity problems in recent years and has had to seek financing from stockholders, waivers of non-compliance with, and amendments of, certain covenants and other provisions in its debt instruments (including waivers and amendments under its bank credit facility in February, May, June and August of 1998), additional borrowings and extensions of maturities under its bank credit facility, and additional equipment financing from another bank for capital expenditures required at its South Carolina facility. See "--Liquidity and Capital Resources."

Results of Operations

      The following table sets forth certain items in the consolidated statements of income as a percentage of net sales and contract revenues for the three month and nine month periods ended June 30, 1998.


                                       Three Months Ended     Nine Months Ended
                                             June 30,             June 30,
                                      --------------------  --------------------
                                         1997       1998      1997       1998
                                      ---------  ---------  ---------  ---------
                                                           (as restated)
                                           (unaudited)           (unaudited)
Net sales and contract revenues             100%    100%       100%      100%
Costs and expenses:
   Cost of sales .........................   66      92         68        81
   Selling, general and administrative
       expenses ..........................   24      34         25        27
   Research and development expenses .....    5       6          5         4
   Operating income (loss) ...............    6     (31)         2       (12)
   Interest expense ......................    1       6          1         4
   Net income (loss) .....................    4     (37)         1       (15)


Note Concerning Restatement

      In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. As a result of such restatement, DU inventory reserves provided in 1996 were reduced by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 was eliminated. The restatement resulted in a decrease in net income of approximately $740,000 ($0.15 per diluted share) for the nine months ended June 30, 1997. The restatement had no impact on the three months ended June 30, 1997. The restatement also included the reclassification of approximately $5.9 million of inventory at September 30, 1996 and at September 30, 1997 from current inventory to non-current inventory. The results of operations during fiscal 1997 are discussed in this Management's Discussion and Analysis on an as restated basis. The effect of the restatement is set forth in the Company's Annual Report on Form 10-K/A (Second Amendment) filed on August 11, 1998. For additional information describing the restatement, see the Company's Current Report on Form 8-K filed on August 10, 1998.

                                                                            THREE MONTHS
                                                                               ENDED
                                     1996                  1997               JUNE 30,     NINE MONTHS ENDED
                                                                                1997         JUNE 30, 1997
                          -----------------------   ----------------------- ----------- ------------------------
                          AS REPORTED  AS RESTATED  AS REPORTED AS RESTATED AS REPORTED AS REPORTED  AS RESTATED
                          -----------  -----------  ----------- ----------- ----------- -----------  -----------
Net income (loss).......  $(3,037,000) $(2,387,000)  $1,482,000   $482,000    $293,000    $911,000     $171,000
Income (loss) per share:
  Basic.................  $     (0.64) $     (0.50)  $     0.31   $   0.10    $   0.06    $   0.19     $   0.04
  Diluted...............  $     (0.64) $     (0.50)  $     0.30   $   0.10    $   0.06    $   0.18     $   0.03

      The Company had established inventory reserves totaling approximately $1.6 million at the end of fiscal 1995. During fiscal 1996, the Company established additional inventory reserves of approximately $2.7 million related to its DU inventory, which consisted of DU metal and UF(4). These additional reserves were established based on management's evaluation of the risks associated with the DU inventory, including risks associated with excess and obsolete inventory, and had the effect of writing down approximately 20% of the Company's UF(4) inventory to zero. In conducting this evaluation, management considered the type and quantity of inventory on hand, historical sales volumes and expectations concerning the timing and amounts of then anticipated sales of current and proposed products (based upon longer than expected sales cycles for certain products). At September 30, 1996, the Company's utilization of DU inventory was uncertain. In particular, the Company considered future use of DU inventory for munitions contracts with the U.S. Army as unlikely. At that time, the Company was also discussing with USEC the possibility, timing and volume of Atomic Vapor Laser Isotope Separation ("AVLIS") feedstock production, and was evaluating the potential use of DU inventory in other proposed products and the timing of inventory usage with respect to such products. Although the Company believed the long-term possibilities for DU inventory usage were numerous, the uncertainties related to the usage of the DU inventory were significant. Based on these uncertainties, management's judgment and discussions between the Company and its independent public accountants, inventory reserves were increased by such $2.7 million amount, bringing the total inventory reserves at September 30, 1996 to approximately $4.2 million. Of this amount, approximately $3.2 million was allocated to DU inventory, with the balance allocated to various other inventories. As of September 30, 1996, gross DU inventory was approximately $11.9 million and consisted of approximately $7.2 million of DU metal and $4.7 million of UF(4). As of September 30, 1996, DU inventory, net of reserves, was approximately $8.7 million and consisted of approximately $6.4 million of DU metal and approximately $2.3 million of UF(4).

      During the nine months of fiscal 1997, the Company used approximately $2.6 million of DU metal inventory principally in connection with a munitions contract with a foreign customer and to a lesser extent in connection with an AVLIS feedstock production contract. Revenues related to a munitions contract with a foreign customer and an AVLIS feedstock production contract for fiscal 1997 were $5.4 million and $3.9 million, respectively, as compared to $3.1 million and $1.3 million, respectively, for fiscal 1996. Revenues during the first nine months of fiscal 1997 under these two contracts were approximately $6.9 million. At June 30, 1998, the Company had approximately $9.1 million of gross DU inventory or approximately $5.9 million, net of reserves and consisted of approximately $3.8 million of DU metal inventory, net and approximately $2.1 million of UF(4) inventory, net. Based on current discussions with customers, the Company presently expects to sell approximately $400,000 of DU inventory during the remainder of fiscal 1998, and approximately $1.9 million of DU inventory during fiscal 1999. Subject to the uncertainties described above, the Company expects to sell the balance of DU inventory, including DU inventory written down to zero, thereafter. In the event that the Company sells DU inventory in the future which has been written down to zero, the Company will generate revenues with higher gross margins than if such inventory had not been written down to zero. In the event that the actual usage of any DU inventory, or the timing of such usage, differs materially from the Company's current expectations, any such differences could have a material adverse effect on results of operations of the Company's South Carolina facility and accordingly, on the Company's overall liquidity. In such event, the Company's liquidity, cash flows and results of operations would be dependent upon the Company's other business segments, particularly its Specialty Metal Products business segment.

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

      Net sales increased by $416,000 or 6% to $7,429,000 in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Net sales in the Uranium Services and Recycle segment increased by $1,415,000, net sales in the Specialty Metal Products segment decreased by $536,000 and net sales in the Depleted Uranium Penetrator segment decreased by $464,000, compared to net sales in the comparable period of fiscal 1997. The sales increase in the Uranium Services and Recycle segment was due primarily to Atomic Vapor Laser Isotope Separation

("AVLIS") feedstock production orders which were completed in the third quarter of fiscal 1998. The sales decrease in the Specialty Metal Products segment was due primarily to decreased sales of commercial Depleted Uranium ("DU"), principally medical shielding products. The sales decrease in the Depleted Uranium Penetrator segment was due primarily to a $958,000 decrease in revenue (such revenue resulted in minimal gross margins in fiscal 1997) on the remediation of the holding basin at the Company's Concord, Massachusetts facility pursuant to a U.S. Army contract, as a result of a change in the estimate of the cost to complete the remediation. This decrease was partially offset by a $461,000 increase in the production volume of DU penetrators and blanks, which production the Company expects to complete during the second quarter of fiscal 1999.

      Gross profit in the third quarter of fiscal 1998 decreased by $1,785,000 to $617,000 or 74% from $2,402,000 in the third quarter of fiscal 1997. Gross profit for the third quarter of fiscal 1998 was primarily affected by a decrease in gross profit within the Depleted Uranium Penetrator segment of $1,525,000, due primarily to an increase of $1,297,000 in the estimated costs of remediating the holding basin, and also due to a reduction in gross margins on sales of penetrators and blanks. As a percentage of sales, gross profit was 8% for the third quarter of fiscal 1998 compared to 34% for the third quarter of fiscal 1997.

      The third quarter of fiscal 1998 also included a $671,000 decrease in gross profit within the Specialty Metal Products segment primarily due to an increase in losses on Beralcast(R) products, including an increase in losses under a government contract for certain defense-related Beralcast(R) components. Revenue for the third quarter of fiscal 1998 does not include approximately $1.0 million billed in July to a customer as a cumulative adjustment of overhead rates attributable to work done and costs incurred through the end of the third quarter. Such overhead rates are subject to government audit and the timing of payment is uncertain; however, the Company believes that such audit would not result in a material change in the amount which it expects to receive. The Company's gross margin in the Specialty Metal Products segment in the third quarter also reflects substantial expenditures associated with Company's efforts on Beralcast(R) projects in the product development and pre-production phases during which the Company receives only minimal revenues. Although the Company has received pre-production or tooling orders from eighteen customers (primarily with respect to defense applications), the Company has not received any full-scale production orders.

      The decreases in gross profit in the Depleted Uranium Penetrator segment and the Specialty Metal Products segment were partially offset by a gross profit increase within the Uranium Services and Recycle segment of $411,000 due primarily to increased sales volumes of AVLIS feedstock, which was partially offset by an increase in losses on the Company's counterweight business.

      Selling, general and administrative expenses increased by $833,000 or 50% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, primarily due to an increase in sales and administrative personnel in expectation of growth in its business. As a percentage of sales, these expenses were 34% in the third quarter of fiscal 1998 compared to 24% in the third quarter of fiscal 1997.

      Interest expense and amortization of warrants increased to $464,000 in the third quarter of fiscal 1998 from $87,000 for the third quarter of fiscal 1997, primarily due to interest expense associated with increased borrowings.

      Income taxes in the third quarter of fiscal 1998 and 1997 were at an effective rate of 0% and 2%, respectively. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Nine Months Ended June 30, 1998 Compared With Nine Months Ended June 30, 1997

      Net sales increased by $6,571,000 or 33% to $26,198,000 in the nine months ended June 30, 1998 from $19,627,000 for the comparable period in 1997. Sales in the Uranium Services and Recycle segment increased to $6,254,000 from $3,093,000, an increase of 102%. Sales in the Specialty

Metal Products segment increased to $9,859,000 from $9,470,000, an increase of 4%. Sales in the Depleted Uranium Penetrator segment increased to $10,085,000 from $7,064,000, an increase of 43%.

      The sales increase in the Uranium Services and Recycle segment was due primarily to AVLIS feedstock production orders which were completed in the second and third quarter of fiscal 1998. To be prepared for the anticipated AVLIS production, the workforce at Starmet CMI Corporation was increased significantly during the first nine months of fiscal 1998. Sales in the Specialty Metal Products segment for the nine months ended June 30, 1998 were comparable to the prior year. The sales increase in the Depleted Uranium Penetrator segment was principally due to a $2,848,000 increase in revenue recognized in the first nine months of fiscal 1998 on the remediation of the holding basin at the Company's Concord facility pursuant to a U.S. Army contract.

      Gross profit in the first nine months of fiscal 1998 decreased by $1,513,000 to $4,861,000 or 24% from $6,374,000 in the first nine months of fiscal 1997. As a percentage of sales, gross profit was 19% for the first nine months of fiscal 1998 compared to 32% for the first nine months of fiscal 1997. Gross profit in the first nine months of fiscal 1998 was primarily affected by a gross profit decrease of $2,179,000 within the Depleted Uranium Penetrator segment primarily due to an increase of $1,297,000 in the estimated costs of remediating the holding basin and also a $1,071,000 decrease in gross profit related to sales of penetrators and blanks. The first nine months of fiscal 1998 also included a $51,000 decrease in gross profit within the Uranium Services and Recycle segment due to a decrease of $444,000 on the Company's counterweight business and the absence of a reserve reduction for waste disposal of $670,000, which was partially offset by a gross profit increase of $1,014,000 related to increased sales volumes of AVLIS feedstock. The gross profit decreases in the Depleted
Uranium Penetrator and Uranium Services and Recycle segments were partially offset by a gross profit increase within the Specialty Metal Products segment of $717,000 due to an increase in gross profit of $492,000 on medical powders and a decrease in losses of $431,000 on Beralcast(R) products, which was partially offset by a gross profit decrease on sales of other products in the Specialty Metal Products segment.

      Selling, general and administrative expenses increased by $2,034,000 or 41% in the first nine months of fiscal 1998, primarily due to an increase in sales and administrative personnel in expectation of growth in its business. As a percentage of sales, these expenses were 27% in the first nine months of fiscal 1998 compared to 25% in the first nine months of fiscal 1997.

      Interest expense and amortization of warrants increased to $953,000 in the first nine months of fiscal 1998 from $206,000 for the first nine months of fiscal 1997, primarily due to interest expense associated with increased borrowings.

      Income taxes during the first nine months of fiscal 1998 and 1997 were at an effective rate of 0% and 1% respectively. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Backlog

      Backlog as of June 30, 1998, was $31.4 million as compared to $27.7 million as of September 30, 1997.

Liquidity and Capital Resources

      Net cash used by operating activities in the nine months ending June
30, 1997 and 1998 was $1,254,000 and $2,587,000, respectively. Differences in cash flows from operating activities were primarily related to significant changes in accounts receivable and accounts payable. The Company used net cash for investing activities of $1,138,000 and $3,221,000 for periods ending June 30, 1997 and 1998, respectively, largely related to capital expenditures made in anticipation of future commercial business. Net cash provided by financing activities for periods ending June 30, 1997 and 1998 was $1,554,000 and $6,070,000, respectively and resulted primarily from increases in bank borrowings and borrowings from stockholders. As a result of the foregoing, net cash decreased in the period ended June 30, 1997 by $838,000 and increased in the period ended June 30, 1998 by $262,000.

      At June 30, 1998, the end of the third quarter of fiscal 1998, the Company had working capital of $(765,000), a decrease of $5,307,000 since the end of fiscal 1997. At June 30, 1998, the Company's accounts receivable and inventories increased by $1,502,000 and $594,000, respectively, compared to September 30, 1997 levels. Cash (less restricted cash) at June 30, 1998 was $457,000. Current indebtedness increased to $14,902,000 from $7,130,000 as a result of increased borrowings under the Company's bank line of credit and increased borrowings from shareholders and the short-term nature of these obligations. As of June 30, 1998 the Company had $6,156,000, exclusive of the value of warrants, outstanding under its bank line of credit, with $1,344,000 available for borrowing thereunder (after subtraction of $3,550,000 in letters of credit issued thereunder). As of June 30, 1998, notes payable to shareholders increased to $2,250,000 from $1,350,000 as of September 30, 1997, excluding the unamortized discount. As of August 12, 1998, the Company had $6,438,000 outstanding under its line of credit, $3,550,000 outstanding in letters of credit and $1,062,000 available for borrowing thereunder. Of the $6,438,000 outstanding indebtedness under the Company's line of credit agreement, on August 12, 1998, $1,938,000 is due on October 1, 1998, $1,500,000 is due on January 1, 1999 and $3,000,000 is due on February 28, 1999. There can be no assurance that the Company will be able to repay the bank on the stated maturity dates.

            As of June 30, 1998 the Company was out of compliance with the capital expenditure and net income financial covenants under its credit agreement with its principal bank lender. On August 7, 1998, the Company received a waiver for these events of non-compliance and any events of non-compliance as a result of the restatement of the Company's financial statements for the years ended September 30, 1997 and 1996. In addition, the credit agreement was modified such that the availability was increased to $11,050,000 through September 30, 1998; $8,050,000 from October 1, 1998 through
December 31, 1998, $6,550,000 through January 1, 1999 and thereafter until maturity on February 28, 1999. Pursuant to the amendment, the tangible capital base required by the agreement must not be less than $22,500,000 as of September 30, 1998 plus an increase equal the aggregate of 75% of the Company's net income for each fiscal quarter after September 30, 1998. In addition, the Company's net income (loss) may not be less than $(500,000) for the quarter ending September 30, 1998 and $750,000 for the quarter ending December 31, 1998 and each quarter thereafter.

      The Company's subsidiary, Starmet CMI Corporation, has a term loan facility in the amount of $370,000 with Palmetto Federal Savings and Loan Association of South Carolina ("Palmetto"). As of June 30, 1998 the outstanding balance on this term loan obligation was approximately $300,000. On March 20, 1998, Starmet CMI Corporation entered into a second loan with Palmetto and the Lower Savannah Regional Development Corporation in the aggregate principal amount of $995,000, which bears interest at a rate of 10% and matures in ten and one-half years with a rate adjustment at the end of five and one-half years. As of August 12, 1998 the Company had drawn $400,000 against each of these loan facilities for a total of $800,000. Both the first and second loans are guaranteed by the Company and secured by mortgages on Starmet CMI's South Carolina property. The second loan will be used to expand Starmet CMI's manufacturing capabilities at its South Carolina facility.

      These increases in bank borrowings and borrowings from shareholders were necessary to fund a number of expenses, including expansion of Beralcast and AVLIS feedstock manufacturing capabilities, which were incurred in expectation of future business and revenues from the Company's Beralcast business and its Starmet CMI facility in Barnwell, South Carolina, which business and revenues were not fully realized in the third quarter of fiscal 1998. The Company invested approximately $3,221,000 on capital expenditures in the first nine months of fiscal 1998 to expand its commercial Beralcast and AVLIS manufacturing capabilities. The Company purchased production equipment and upgraded its facilities with these capital expenditures. The Company believes that cash from operations together with cash available under its line of credit will permit it to sustain operations at current capacity levels in the near term.

      Subject to the availability of funds, the Company also has plans to invest approximately an additional $1,000,000 in the last three months of fiscal 1998 and substantial additional funds over the next four years primarily to continue to expand its commercial Beralcast manufacturing capabilities through fixed asset additions including the purchase of production equipment and facility upgrades. The Company believes that in order to obtain and perform orders for large scale commercial production of its Beralcast products, it will be necessary for it to significantly increase capital expenditures to expand its commercial Beralcast manufacturing capabilities to meet anticipated customer demand through fixed asset additions, including furnaces, automated production equipment and facility upgrades. The Company's ability to fund such capital expenditure plans will depend upon the availability of substantial funding in addition to its current capital resources. The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission registering an offering of its Common Stock, a portion of which may be sold by selling shareholders. If such offering is completed, the Company expects to use the net proceeds to the Company of the offering to complete currently planned capital expenditures, as well as for general corporate purposes including the repayment of certain indebtedness. There can be no assurance that the offering will proceed and be completed as planned.

Environmental Matters

      The Company currently estimates that the cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), pursuant to which the holding basin clean-up is being done, by approximately $1.3 million. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.3 million and $3.4 million.) The Company believes that such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. Alternatively, the Company believes that all or a certain portion of such excess costs may also be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804, pursuant to which the Army Contract was granted. The Company has submitted a proposal to the Army requesting the award to the Company of a contract, which, in addition to other work proposed therein, would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the Army.

      In addition to the matters described above, the Company is subject to certain environmental matters which could have a material adverse effect on the Company's business, results of operations and financial condition. For a discussion of these matters see Part I, Item 1 "Business--Update Relative to Concord Site Remediation Status" and Part I, Item 3 "Update Relative to Legal Proceedings" of the Company's Form 10-K/A for the fiscal year ended September 30, 1997.

Impact of Year 2000 Issue

      The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 to ensure that the Company is Year 2000 compliant and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. The Company believes that the Company's computer system is Year 2000 compliant. In addition, the Company maintains a year 2000 expert on its staff. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business could be adversely affected.

Special Note Regarding Forward-Looking Statements

      Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's new business and expansion plans,
(ii) the possible effects on the Company of certain legal proceedings and environmental matters, (iii) the possible effects on the Company of changes in the business in which it operates or in economic conditions generally, (iv) the Company's expectations concerning required additional financings to permit expansion, including the currently proposed public offering, (v) estimated and actual excess costs of remediation of its Concord, Massachusetts holding basin
(vi) the likelihood and timing of expected full-scale Beralcast(R) production orders and the prospects for profitability, (vii) backlog and anticipated fulfillment, (viii) the possible outcome of the Company's request for an additional Army contract for estimated excess costs relating to the remediation of the Company's holding basin and (ix) the outcome of a government audit related to its adjustment of overhead rates, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      On May 26, 1998, Brush Wellman submitted its response to the U.S. Patent and Trademark Office's ("PTO") order granting the reexamination of a process patent owned by Brush Wellman, and on July 8, 1998, the Company submitted a reply to that response. Also, on July 30, 1998, in response to a motion to stay the suit filed by Brush Wellman against the Company pending the outcome of the reexamination proceeding which was filed by the Company on January 27, 1998, the United States District Court for the District of Massachusetts dismissed the suit without prejudice to either party's moving to restore it to the docket upon the decision of the PTO relative to the reexamination. See also Part II, Item 1, "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Item 5. Other Information

Contract with United States Enrichment Corporation

      The Company's wholly-owned subsidiary, Starmet CMI Corporation, entered into a Deconversion Technology and Services Contract dated June 30, 1998 with United States Enrichment Corporation ("USEC"), pursuant to which the Company expects to receive approximately $13 million for the conversion of depleted uranium hexaflouride ("UF6") over a 32 month period at its Barnwell, South Carolina facility, subject to certain conditions. The contract contains a follow-on option under which the Company would expect to receive up to $26 million, which is exercisable by USEC during the first 28 months of the contract. The Company will take title to the UF6 delivered to it by USEC, as well as the uranium tetraflouride ("UF4") resulting from the conversion of such UF6. Under the contract, USEC has the exclusive right, during the first 32 months of the contract, to form a joint venture company or enter into a similar arrangement with the Company to commercially exploit business opportunities involving the [utilization of the Company's pending patents on a new process to recover and convert flourine and related products from UF4] conversion of depleted UF6 to metal and/or oxide or other by-products. In addition, under the terms of the contract, the Company granted to USEC an irrevocable, world-wide, non-exclusive, perpetual license in and to the Company's technologies relating to the conversion of UF6 into uranium oxide and/or other by-products for which the Company is to receive a royalty from USEC. However, USEC has agreed not to operate under or sublicense the Company's technologies unless and until USEC and the

Company are unable to reach an agreement on a joint venture within 32 months of the effective date of the contract.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:

Exhibit 10(bbb):  Fourth Amendment to Credit Agreement dated as of
                  August 7, 1998 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Commercial Castings, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.

Exhibit 10(ccc): Amended and Restated Revolving Credit Note dated as of August 7, 1998 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Commercial Castings, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.

Exhibit 10(ddd): Deconversion Technology and Services contract dated as of June 17, 1998 between Starmet CMI Corporation and United States Enrichment Corporation. +

Exhibit 27:       Financial Data Schedule

----------
+ Indicates that portions of the Exhibit have been omitted pursuant to a request for Confidential Treatment and such material has been filed separately with the Securities and Exchange Commission.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      STARMET CORPORATION


Date: August 14, 1998             By: /s/ Robert E. Quinn
      -------------------             ---------------------------
                                      Robert E. Quinn,
                                      President and Chief Executive Officer


Date: August 14, 1998             By: /s/ James M. Spiezio
      -------------------             ---------------------------
                                      James M. Spiezio
                                      Vice President, Finance and Administration