Form 10-K405
period 1998-09-30
STARMET CORP
filed 1999-01-19
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended September 30, 1998

                                       or

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

                           ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               15,000,000 shares of Common Stock ($.10 Par Value)
                                (Title of Class)

                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $14,784,641 as of November 30, 1998.

As of September 30, 1998, there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.

                                     PART I

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-K, including, without limitation, statements incorporated herein by reference, may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "intends," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS

GENERAL

         Starmet Corporation (the "Company" or "Starmet"), was incorporated in Massachusetts on May 7, 1984 as Nuclear Metals, Inc., and changed its name on October 1, 1997. Effective fiscal year 1998, the Company reorganized, forming four new wholly-owned subsidiaries: Starmet NMI Corporation, Starmet Powders, LLC, Starmet Comcast, LLC and Starmet Aerocast, LLC. Additionally, Carolina Metals Inc., the Company's wholly-owned subsidiary in Barnwell, South Carolina, has been renamed Starmet CMI, Inc. The Company's Nasdaq stock trading symbol is "STMT". Unless the context otherwise requires, references to the Company herein are intended to refer to the Company and its subsidiaries.

         The Company is engaged in manufacturing a variety of specialty metal products using sophisticated metallurgical technology and metalworking processes. The Company operates in three industry segments: (1) fabrication of an assortment of specialty metal products using foundry, extrusion, and machining capabilities; including the manufacture of high-purity, spherically shaped metal powders; (2) uranium services and recycling of low-level contaminated steel; and (3) manufacture of depleted uranium penetrators.

         In its specialty metals business, Starmet produces a range of products and components from advanced metals and alloys. Key among these materials is Beralcast-Registered Trademark-, the Company's family of beryllium aluminum alloys, which is being commercially introduced for use in certain advanced commercial and aerospace applications. In its advanced recycling technologies and uranium services businesses, Starmet is a fully integrated processor of depleted uranium ("DU"), converting uranium hexafluoride ("UF(6)") to uranium tetrafluoride ("UF(4)") and DU metal which it manufactures into DU products including penetrators.

INDUSTRY SEGMENT FINANCIAL INFORMATION

         The following table sets forth certain information regarding the revenue, gross profit (loss) and identifiable assets attributable to the three industry segments in which the Company operates.


                                                                            YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------------- ------------------------------------
                                                             1998                        1997                   1996
                                                   --------------------------     --------------------     ----------------
                                                                                      (AS RESTATED)          (AS RESTATED)
                                                                                     (IN THOUSANDS)
Net Sales and Contract Revenues:
  Specialty Metal (1).......................                 $ 14,185                  $  13,170                $  13,730
  Uranium Services and Recycle..............                    7,827                      4,965                    6,189
  Depleted Uranium Penetrators..............                   12,811                      9,927                    8,775

Gross Profit (Loss):
  Specialty Metal...........................                 $    463                  $   1,616                $   3,761
  Uranium Services and Recycle..............                   (3,932)                     3,934                     (367)
  Depleted Uranium Penetrators..............                   (1,736)                     2,376                      897

Identifiable Assets:
  Specialty Metal...........................                 $  9,665                  $   6,155                $   6,195
  Uranium Services and Recycle..............                    9,331                     14,499                   14,399
  Depleted Uranium Penetrators..............                    4,456                      7,965                    8,441

(1) Speciality Metal Products includes the production of DU billets for conversion into tank armor and DU industrial and medical shielding products.


See Note 15 of Notes to Consolidated Financial Statements.


         The Company has no foreign operations. The Company has export sales, which accounted for 18%, 25% and 28% of net sales for the fiscal year ended September 30, 1998, 1997 and 1996, respectively.

         The following is a general description of the Company's three business segments.

SPECIALTY METAL

         Starmet develops and manufactures a range of advanced metal products and components for commercial and aerospace applications. These products are manufactured from various metals and alloys, including the Company's Beralcast beryllium aluminum alloys, pure beryllium, titanium, steel and zirconium. Beralcast is an investment-castable beryllium aluminum alloy designed for secondary structural and electronic applications.

         MILITARY AEROSPACE. Beralcast components have been specified for use on such high performance defense applications as the U. S. Army's Comanche helicopter program. In addition, the Company has manufactured prototype parts for advanced fighter aircraft, weapons, navigational and targeting systems. Management believes that its Beralcast products meet demanding performance requirements for certain applications where stiffness, vibration damping, light weight, workability and material uniformity are critical, such as the Comanche helicopter program. The Company has developed defense applications for Beralcast primarily through its work with Lockheed Martin over the past seven years. The Company has received contracts from Lockheed Martin for several separate Beralcast components to be used in the night vision and target acquisition system on the Comanche helicopter program. The qualities of Beralcast make it optimal for use in this type of aerospace application because of its light weight, stiffness and vibration damping characteristics, which are required by the very sensitive operations of this night vision and laser acquisition system. The U.S. Army has stated that if it were required to design the EOSS without the benefits of Beralcast, it would increase costs of the Comanche project by approximately
$300 million.

         DISK DRIVES. Using Beralcast alloys, disk drive designers have reduced the thickness of individual arm sets in the disk stack and placed additional disks within the same volume. This arm set thickness reduction enables manufacturers to achieve increased storage capacity while maintaining current disk drive dimensional standards. In addition, the higher vibration damping properties of Beralcast, which certain customers have determined to be 6 to 10 times greater than aluminum, significantly increase data retrieval speeds compared to conventional materials by facilitating higher disk rotational speeds and reducing arm vibration. Furthermore, Beralcast has lower thermal expansion and is more dimensionally stable than aluminum, which is critical in certain next generation disk drive systems which are being developed to incorporate laser-optical technology. Based in part upon input from customers concerning performance and component requirements for doubling data storage capacity in future disk drive applications, the Company believes Beralcast will be a critical aspect of achieving these goals. The Company has produced prototype and pre-production Beralcast disk drive arm sets for evaluation by several of the leading disk drive manufacturers. Certain leading disk drive manufacturers have funded research, development, prototype work and production tooling to support initial production plans.

         POWDERS. The Company manufactures certain metal powders for niche markets through its proprietary processes called the Rotating Electrode Process ("REP-Registered Trademark-") and the Plasma Rotating Electrode Process ("PREP-Registered Trademark-"), which produce spherical metal particles within a relatively controllable size range. These metals include steel, titanium alloy and several nickel and cobalt-based alloys generally known in the industry as specialty powders. Metal powders can be used effectively in a variety of applications where exacting sizes, shapes and cleanliness are important. For example, clean cobalt, chrome and titanium powders, made through PREP, are used in medical implants to effectively bond prosthetic devices to bone and tissue, and uniform steel powders made through PREP are used in photocopiers, sophisticated rapid prototyping applications, and magnetic paint for childrens' books, wallpaper, and toys. Management believes the Company's metal powders offer performance advantages in these niche markets over competing powders because they are cleaner, more uniformly spherical and have a higher percentage of particles within a desired size range from a given amount of raw material.

URANIUM SERVICES AND RECYCLE

         Starmet develops and provides products and services based upon its longstanding metallurgical, radiological and chemical know-how, including its expertise in processing and converting UF(6) and its derivative UF(4) into products that can be utilized in a variety of specialized applications.

         UF(6) CONVERSION. Starmet owns and operates the only production facility in North America capable of converting natural UF(6) and depleted UF(6) into UF(4). Depleted UF(6) is a low-level radioactive by-product of the enrichment of uranium. From UF(4), the Company produces DU and Natural Uranium ("NU") metal which it manufactures into various uranium metal products. The United States Department of Energy ("DOE") has stockpiled over one billion pounds of UF(6) which Starmet believes must eventually be dispositioned. The Company also has patents pending on a new process to recover and convert the fluorine and related products from UF(4) which is the by-product of the UF6 conversion. In July 1998, United States Enrichment Corporation ("USEC") awarded Starmet a contract with a maximum value of $39 million, of which $13 million has been committed, to convert UF(6) to UF(4). Under the contract, USEC has the exclusive right, during the first 32 months of the contract, to negotiate with Starmet to form a joint venture company or similar arrangement in order to commercially exploit business opportunities involving the utilization of the Company's pending patents on a new process to recover and convert fluorine and related products created by the conversion of UF(6). The Company currently has a large stockpile of UF(4) created by UF(6) conversion. The estimated cost of disposal of the UF(4) is approximately $3.4 million and has been accrued as a liability as of September 30, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         AVLIS FEEDSTOCK. The Company supplies DU and NU alloy material for use as AVLIS feedstock in USEC's AVLIS program. AVLIS is a laser-based enrichment process that, according to USEC, is expected to replace the current gaseous diffusion process for producing enriched fuel used in nuclear reactors. The Company is currently supplying AVLIS feedstock to USEC under an existing contract and anticipates receiving additional contractual work from USEC during 1999.

         COUNTERWEIGHTS. Starmet operates an FAA-approved facility in the United States licensed to repair DU aircraft counterweights. Aircraft counterweights are used in wide body commercial and certain military aircraft, such as the Boeing 747, DC-10 and L-1011, and are periodically required to be refurbished. The Company refurbishes DU counterweights for many international and domestic carriers flying wide body aircraft, and has begun work on certain military aircraft as well. The Company also has the capability to produce replacement counterweights.

         DUCRETE SHIELDING. The Company has received exclusive commercial production rights to a patented shielding product known as DUCRETE shielding, which uses a uranium oxide aggregate mixed with concrete to form a radiation shielding product. The Company installed pilot facilities during 1997 to convert DU oxide into high density DUCRETE shielding aggregate. The Company is actively pursuing a contract with the DOE for conversion of uranium oxide into DU aggregate for DUCRETE shielding production. To date, the Company has not received contracts for DUCRETE shielding products.

DEPLETED URANIUM PENETRATORS

         Depleted Uranium ("DU") is a dense, heavy metal that is 67% heavier than lead. Because of its density and workability, DU is an effective material for anti-armor munitions, or penetrators, and is used in several United States government and foreign government weapons systems. The U.S. government has funded and owns a portion of the manufacturing machinery and equipment used by the Company for producing penetrators. The Company continues to produce penetrators under a production contract with production scheduled through the second quarter of fiscal 1999. Due to anticipated reduced U.S. government procurement plans, the Company expects that no revenues will be derived from DU penetrator operations after the second quarter of fiscal 1999. The Company will continue, however, under a multi-year contract with Lockheed Martin Idaho Technologies Corporation ("LMITCO"), to produce DU billets in support of the Army's tank armor program. This contract is expected to run through 2001 subject to annual federal government appropriations.

SOURCES OF RAW MATERIALS

         Raw materials used by the Company include a number of metals and minerals used to produce its products, including beryllium, titanium, aluminum, nickel, cobalt, chromium and molybdenum, among others. The Company currently purchases beryllium, a metal which is used to form its Beralcast alloys, principally from a producer-supplier located in Kazakhstan and from multiple distributors located in Estonia, Kazakhstan, Sweden, the United States, China and Russia. The Company also purchases scrap beryllium from domestic and foreign distributors. The only three producers of beryllium worldwide are located in Kazakhstan, the United States and China. For competitive reasons, the Company does not procure significant quantities of beryllium raw materials from Brush Wellman, the sole U.S. producer of beryllium, which is the Company's principal competitor for beryllium aluminum products and the plaintiff in the Brush Wellman patent lawsuit. The Company believes that a sufficient supply of beryllium remains available for its current demand. However, if its Beralcast products receive broad commercial acceptance, the Company's demand for beryllium will increase. The cost of beryllium could increase as a result of the Company's increased demand, and supplies of beryllium could also be affected. Prices of raw materials used by the Company can be volatile, which could significantly affect their availability and price. The Company has no long-term, fixed price contracts or arrangements for the raw materials it purchases. Commercial metal deposits, such as beryllium, cobalt, nickel, titanium, chromium and molybdenum, that are required for the alloys used in the Company's precision castings and specialty metal powders, are found in only a few parts of the world. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors-- Availability and Cost of Beryllium and Other Raw Materials."

         The principal raw material for the Company's steel powders is cold-rolled steel bars, which are readily available. Other metal powders are manufactured to customer specifications, and the metals for these powders are generally available for purchase in job lots from specialty metal suppliers.

         UF(6) the raw material for DU products, is currently available in abundant supply from DOE's inventory and from USEC's ongoing operations.

MANUFACTURING AND OPERATIONS

         Beralcast is produced using a proprietary investment casting technology. The alloys are vacuum-induction melted and cast into pre-heated ceramic shells. Once the casting has cooled sufficiently, the ceramic mold is removed and the casting is cut from the gating and feed network. The residual gating and feed materials are recycled back into the casting process. The casting is subsequently finished by grinding, deburring, straightening, welding and sandblasting for final inspection. Following inspection, the castings are delivered to machining facilities for finish machining into the final configuration.

         The investment molds used in the process are produced from a formulation developed specifically for Beralcast. These molds are fabricated using either conventional wax patterns or rapid prototype patterns. Pursuant to a teaming agreement between Starmet and Nu-Cast Inc., a producer of thin-walled, light-weight aluminum castings, the molds are fabricated in accordance with Starmet's specifications at Nu-Cast Inc. using a dedicated mold fabrication line which was installed to support the manufacture of Beralcast investment molds. To support the future growth of Beralcast, the Company intends to establish ceramic mold manufacturing capabilities at its Concord facility.

         The majority of the Company's activities are conducted at a Company-owned site in Concord, Massachusetts which comprises approximately 46 acres and includes a 180,000 square feet building used for manufacturing activities, offices and warehousing. Beralcast investment castings are currently produced at the Company's Concord, Massachusetts facility. The Company's current facilities in Concord, Massachusetts may not be adequate depending upon the demand for Beralcast products, and possible alternative sites for additional production facilities are being explored. The Company plans to consolidate its DU operations at its South Carolina facility.

         The Company owns and operates a facility in Barnwell, South Carolina located on over 300 acres of land which includes a 109,000 square foot facility housing two manufacturing units (one unit provides the capability of converting UF(6) to UF(4) and a second unit houses a reduction process to convert UF(4) to metallic depleted uranium), a 70,000 square foot facility adjacent to the manufacturing facility to provide recovery and recycle of DU and other materials, and a full-scale analytical laboratory.

         Due to planned new product and process introductions, principally to support anticipated large volume Beralcast production, the Company anticipates spending significant capital resources to increase the capacity at the Company's facilities. This program may be accelerated, delayed or otherwise adjusted if the Company does not have adequate working capital to undertake this program. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

RESEARCH AND DEVELOPMENT ACTIVITIES

         Research and development activities in the Company's specialty metals products business are focused on Beralcast technology. New development efforts include new casting processes and technologies, extrusion and rolling of wrought materials, alternate alloy compositions to meet specialized applications, processes to convert beryllium ore to metal economically, advanced beryllium and beryllium aluminum recycling technologies, and casting simulation and solidification modeling to improve product quality and reduce product development lead times. The focus of research and development activities in the Company's uranium services businesses is on advanced casting technologies for AVLIS feedstock, the manufacture of DUCRETE as a means of incorporating depleted uranium oxide aggregate in a cement matrix to make shielded concrete structures and recycling processes for radioactively contaminated steel scrap.

         The Company participates in certain cooperative research and development activities through arrangements with selected customers and government agencies where there is potential for utilizing proprietary technology or specialized resources not directly available to the Company. These activities are funded both by the Company and through customer sponsored programs. The Company employs a staff of six Ph.D. technologists with backgrounds in chemistry, mechanical and metallurgical engineering to conduct research and new product development.

         The cost for Company-sponsored research and development activities was $1,421,000, $1,309,000 and $876,000 in fiscal 1998, 1997 and 1996, respectively.
Total revenues from customer-funded research and development were $831,000, $793,000 and $1,812,000 in fiscal 1998, 1997 and 1996, respectively.


SALES AND MARKETING

         The Company relies on a variety of marketing strategies, including advertising and direct sales. Technical papers given at industry symposia, presented by Starmet and in conjunction with customers, are also used as marketing vehicles for the Company's advanced metal products and services. In addition, the Company has developed concurrent engineering procedures between customers, suppliers and Starmet. The benefit of concurrent engineering is to provide customers cost-effective solutions to product designs which mitigate technical and scheduling risks.

         Sales of Beralcast products at present are made directly to manufacturers of assemblies and systems. The Company markets its products through a multi-step process consisting of initial discussions of the products as well as engineering and marketing evaluations by the customer of sample material and demonstration products. In addition, the marketing strategy allows customers to use and market Beralcast in the relevant application and market and, finally, offers a production program where expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements. The Company's sales and market organization consists of sales offices in Concord, Massachusetts, San Jose, California, Washington D.C., Barnwell, South Carolina and sales representatives in Europe and Japan.

PATENTS, TRADEMARKS AND LICENSES

         The Company's future success depends in substantial part on its proprietary technology, in particular, Beralcast, the Company's family of beryllium aluminum alloys. It seeks to protect its interests and competitive position through a combination of patent protection, confidentiality agreements with key employees, and restricted access to certain of the Company's critical information. The Company pursues a diligent patent application program in the United States and abroad.

         The Company holds three U.S. patents on the alloy compositions for Beralcast materials, which provide patent rights through the year 2012 and certain Beralcast process details are trade secrets.

         The Company holds a U.S. patent relating to developments in REP production equipment for metal powders, which provide patent rights through the year 2001. A second patent for an improved REP powder process provides patent rights through the year 2016. The Company has also filed and effected this patent in certain European countries, Canada, Israel and Japan.

         In addition, the Company has also filed applications for an initial three patents on new processes which it believes can be employed in the processing and conversion of UF(6) into certain products, including high value fluorine chemicals. The first patent application has been allowed and will issue in 1999.

         The Company has registered trademarks in the following names: REP, PREP and BERALCAST. The Company has filed for registration with the United States Patent and Trademark Office for, and is asserting common law rights in, its mark: STARMET.

         The Company believes that its current and anticipated businesses do not infringe on any patent owned by others; however, the Company has been sued by Brush Wellman for alleged infringement of Brush Wellman's investment casting process patent. There can be no assurance that the Company's products will not infringe upon the patent rights of others or that it will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. See Item 3, "Legal Proceedings".

SIGNIFICANT CUSTOMERS

         A substantial portion of the Company's business is currently conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 67% and 78% of the Company's sales in the fiscal years 1998 and 1997, respectively. While the Company's planned expansion into new commercial markets may result in a substantial portion of its revenues being derived from new customers, the dominance of a few companies in certain of these targeted markets is likely to continue to result in a substantial portion of the Company's revenues being derived from a small number of significant customers. The loss of one of its key customers or any significant portion of orders from any such customers could have a material adverse affect on the Company's business, results of operation and financial condition.

         USEC is the only customer of the Company's UF(6) conversion and AVLIS feedstock material. Sales to USEC accounted for 14%, 14% and 5% of sales in fiscal 1998, 1997, and 1996 respectively.

         Royal Ordnance, a U.K. defense contractor, is a significant customer of the Company's DU penetrator business. Sales to Royal Ordnance accounted for 13%, 19% and 11% of sales in fiscal 1998, 1997, and 1996 respectively.

         Primex Technologies is also a significant customer of the Company's DU penetrator business. Sales to Primex Technologies accounted for 12%, 12% and 20% of sales in fiscal 1998, 1997, and 1996 respectively. The Company currently is under contract to provide Primex Technologies with 120mm penetrators for the U.S. Army's ABRAMS Tank program through the second quarter of fiscal 1999.

         Lockheed Martin is a significant customer of the Company's specialty metal products business. Sales to Lockheed Martin accounted for 11%, 7%, and 16% of sales during fiscal 1998, 1997, and 1996 respectively. The Company is currently under several contracts with Lockheed Martin to provide Beralcast hardware for the Comanche helicopter program.

COMPETITION

         The Company faces significant competition from established companies in certain of its product lines. In addition, the Company's Beralcast alloys and other products face competition from alternative or competing materials, products and technologies, some of which are better established than those of the Company. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at lower prices.
Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operation and financial condition. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment in manufacturing capacity, research and development, sales and marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, success in developing and introducing new products, and general market and economic conditions. There can be no assurance that the Company will be able to compete as to these or other factors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operation and financial condition.

         Beralcast investment castings compete directly with aluminum, magnesium, titanium, aluminum silicon carbide and aluminum boron carbide castings. Use of Beralcast depends largely on the customer's weight, stiffness, and vibration damping needs, in combination with a willingness to pay a premium for the materials' performance benefits.

         Key competitive factors in the metal powders market are price and the ability to meet exact dimensional, metallurgical and other specifications. The steel powder marketed by the Company for photocopy applications competes with less expensive powders produced by larger manufacturers.

         The Company has historically competed with Aerojet Ordnance, a division of GenCorp Inc., as one of two domestic DU penetrator manufacturers. Since the requirements for DU penetrator munitions have declined, the Company believes that Aerojet Ordnance will attempt to compete with Starmet in the production of AVLIS feedstock. Although the Company has been the primary supplier of AVLIS feedstock to USEC, it expects other companies to compete for future USEC business.

EMPLOYEE RELATIONS

         As of September 30, 1998, the Company employed 290 employees. Subsequent to the end of the fiscal year, the Company reduced the workforce to 237 employees. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are satisfactory.

BACKLOG

         The following table sets forth certain information with respect to the Company's backlog at September 30, 1998, 1997 and 1996, including the portions thereof represented by orders from the Company's principal customers, USEC, Primex Technologies and Lockheed Martin. The backlog for the Company is affected by the timing of orders from these customers. The Company believes all orders in backlog are firm. The Company expects that approximately 50% of the backlog orders will be filled in the next fiscal year.

                                                                                   AT SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                                1998                     1997                    1996
                                                      ---------------------     ----------------------    -------------------
                                                                                    (IN THOUSANDS)
Specialty Metal.......................                        $   9,362                 $   10,617              $  12,502
Uranium Services and Recycle..........                           15,467                      1,452                  1,827
Depleted Uranium Penetrators..........                            2,703                     15,585                  8,919
                                                      ---------------------     ----------------------    -------------------

Total........................................                 $  27,532                 $   27,654              $  23,248
                                                      ---------------------     ----------------------    -------------------
                                                      ---------------------     ----------------------    -------------------

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

         Materials regularly processed by the Company, including depleted uranium and beryllium, have characteristics considered to be health or safety hazards by various federal, state and local regulatory agencies. The processing of these materials requires a high level of safety consciousness, personnel monitoring devices and special equipment. Depleted uranium is a low-level radioactive material, and the Company is subject to government licensing and regulation. Depleted uranium in the finely divided state, such as grinding dust or machine turnings, is combustible at room temperature and requires special handling for safe operations and disposal of process wastes. Airborne beryllium in respirable form, such as powder, dusts or mists generated in some manufacturing processes can represent a hazard to the lungs in certain, susceptible individuals. Processing this material requires use of extensive ventilation and dust collecting systems.

         The Company is subject to environmental laws that (i) govern activities or operations that may have adverse environmental effects, such as discharges to land, air and water, as well as handling and disposal practices for solid, radioactive and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under CERCLA and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. In 1997, the Company's licenses at its Concord and South Carolina facilities were renewed for a period of five years subject to ongoing compliance with permitting conditions.

         The presence and use in the Company's operations of materials with hazardous characteristics subjects the Company to regulation and scrutiny by various governmental agencies. Management believes that the Company is presently in compliance in all material respects with existing federal, state and local regulations and has no knowledge of any threatened governmental action against the Company for violations of any such laws, statutes or regulations, except as described below under "Concord Site Remediation and Decommissioning Planning Requirements". However, the potential effects of evolving legislation and regulations affecting the Company's business cannot be predicted.

         If it is determined that the Company is not in compliance with current Environmental Laws, the Company could be ordered to curtail or cease its operations and could be subject to fines and penalties. The amount of any such fines and penalties could be material. In addition, the Company uses depleted uranium, beryllium and other hazardous substances. If a release of such hazardous substances occurs on or from the Company's properties or from an off-site disposal facility, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material and any such liability could have a material adverse effect on the Company' business, results of operations and financial condition.

         The Company has made, and will continue to make, expenditures to comply with current and future environmental laws. The Company anticipates that it could incur additional capital and operating costs in the future to comply with existing environmental laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, the Company cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material and any additional expenditures related to compliance, if material, would have a material adverse effect on the Company's business, results of operation and financial condition. The Company cannot predict the impact that future regulations will impose upon the Company's business.

         In the process of manufacturing depleted uranium products, the Company generates low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. The operation of these disposal sites is at the discretion of these regulatory entities, which may at times result in temporary or long-term closures and limited access.

         For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing them with lime and discharging the neutralized mixture to a holding basin on its premises in Concord. The Company now uses a "closed loop" process that it developed to discontinue such discharges. The Company has removed a substantial quantity of hazardous materials from the holding basin, and additional actions will be required to close the holding basin as required by government regulations. For a further discussion of the status of remediation of the holding basin at the Company's Concord facility, See Item 1, "Business-- Concord Site Remediation and Decommissioning Planning Requirements".

CONCORD SITE REMEDIATION AND DECOMMISSIONING PLANNING REQUIREMENTS


         The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and the South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company's DFP reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forebearance agreement which expires on March 31, 1999. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and Starmet are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

         Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP reflects its position that it should be obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government.

         The United States Army, in the Memorandum of Decision dated September 13, 1996 (the "Army Decision"), pursuant to Public Law 85-804, agreed to fund certain costs associated with remediation of the Company's Concord holding basin site as well as some of the costs of D&D related to that facility, based in part on the Army's determination that the Company's activities are essential to the national defense.

         The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level, and the Company is obligated to pay an additional fee per cubic yard of excess material removed. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus has not provided sufficient information for the Company to make an appropriate determination of the validity of the claim or the appropriateness of the amount. There can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In

December 1998 the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.


         The Company has no assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, management believes, based on written legal advice, that the Army is responsible for its estimated share of D&D. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected.

        The Company has potential liabilities and costs associated with discontinued or suspended aspects of its business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, and cost overruns on existing contracts with the U.S. Army and Zhagrus Environmental, Inc. These potential liabilities include a possible $5.0 million cost associated with the additional treatment allegedly required under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan for financing such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

ITEM 2. PROPERTIES

         CONCORD, MASSACHUSETTS--The majority of the Company's activities are conducted at a Company-owned site which comprises approximately 46.4 acres and includes a 180,000 square foot building used for manufacturing activities, offices and warehousing.


         BARNWELL, SOUTH CAROLINA--Starmet CMI, the Company's wholly-owned subsidiary, is located on 321 acres of land which includes:

         109,000 square foot facility housing two manufacturing units: one unit provides the capability of converting DU and NU gas (UF(6)) to green salt (UF(4)) and a second unit houses a reduction process to convert green salt (UF(4)) to metallic depleted uranium.

         70,000 square foot DU Recycle Technology Center adjacent to the manufacturing facility which provides the technology and facilities required to provide recovery and recycle of depleted uranium and other useful materials as well as aircraft counterweight repair and refurbishment.

         A full scale analytical laboratory.

         For a discussion of the current under utilization of the CMI facility, See Item 7, "Management's Discussion and Analysis."

ITEM 3. LEGAL PROCEEDINGS

         On December 9, 1997, Brush Wellman filed a patent infringement suit against the Company in the Massachusetts District Court alleging that the Company is infringing on the Brush Wellman Patent for the process of investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees.

         On March 28, 1998, the United States Patent and Trademark Office ("PTO") granted the Company's request for re-examination (filed January 22, 1998). In the Request, the Company contended, among other things, that there was sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys such that the Brush Wellman Patent should not have been issued. In granting the Request, the patent examiner agreed that the Company's cited examples of prior art raised substantial new issues of patentability which were not decided in the prior examination which led to granting the Brush Wellman Patent. On July 30, 1998, in response to a motion to stay the suit filed by Brush Wellman against the Company pending the outcome of the re-examination proceeding which was filed by the Company on January 27, 1998, the Massachusetts District Court dismissed the suit without prejudice to either party's moving to restore it to the docket upon the final decision of the PTO relative to the re-examination. On August 26, 1998, the PTO issued an Office Action in the re-examination of the Brush Wellman Patent rejecting all claims of the Brush Wellman Patent. Brush Wellman amended the claims of the patent on December 10, 1998 and, on December 31, 1998, the PTO issued notice of intent to issue a Re-examination Certificate indicating the amended claims were patentable.

         Even though the Company has been advised by its patent counsel, Iandiorio & Teska, that Brush Wellman's amended claims are not infringed and without merit because the Brush Wellman Patent is invalid as a matter of law due to "prior art" and due to the Company's sales of investment cast beryllium aluminum products more than one year prior to the Brush Wellman Patent application, no assurance can be given as to the ultimate outcome of a lawsuit if Brush Wellman decides to refile its complaint. Even if the lawsuit was not to proceed to trial, the litigation could result in substantial costs to the Company, and an unfavorable settlement of the lawsuit could place the Company at a competitive disadvantage. An adverse judgment or settlement could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees or trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

         The Company is named as a Potentially Responsible Party ("PRP") in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low level radioactive waste disposal site. A committee of PRPs, including the Company, has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995 outlines the responsibilities of all PRPs and states that the PRPs will undertake the initial remedial phase ("IRP") of the site remediation at an estimated cost of $60 million. Based upon the percentage of responsibility allocated to the Company, its liability at this site is expected to be approximately $80,000 over 10 years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "STMT". As reported by a principal market maker for the stock, the high and low bid prices for the two years ended September 30, 1998 and 1997 are reflected in the following table. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         As of September 30, 1998, there were 237 holders of record of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Company's Common Stock is greater because a large number of shares are held in custodial or nominee accounts.

                                                                                 HIGH              LOW
                                                                                 ----              ---
Fiscal 1997:
  1st Quarter..........................................................          10.75             7.25
  2nd Quarter..........................................................          17.63             9.00
  3rd Quarter..........................................................          18.50            14.00
  4th Quarter..........................................................          19.00            14.50

Fiscal 1998:
  1st Quarter..........................................................          31.00            14.25
  2nd Quarter..........................................................          36.00            21.50
  3rd Quarter..........................................................          38.00            12.75
  4th Quarter..........................................................          24.12             8.50

         The Company did not declare any cash dividends during its last two fiscal years. Given the Company's current cash flow situation, the Company does not expect to pay cash dividends in the next year. Future cash dividends, if any, would be paid on an annual basis, the amount of which is subject to the determination and approval of the Company's Board of Directors. The Company's loan agreement with a bank prohibits the declaration of dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                             1998               1997                 1996
                                                                             (AS RESTATED)        (AS RESTATED)
                                                           (IN THOUSANDS EXCEPT FOR EMPLOYEE AND PER SHARE DATA)
OPERATING RESULTS FOR THE YEAR
Net Sales and Contract Revenues                          $  34,823           $  28,062           $   28,694
Cost and Expenses                                           52,585              27,251               30,604
Operating Income (Loss)                                    (17,762)                811               (1,910)
Other Income (Expense), Net                                 (1,269)               (298)                (476)
Income (Loss) Before Taxes                                 (19,031)                513               (2,386)
Provision (Benefit) for Income Taxes                           --                  31                     1

Extraordinary Gain                                             --                 --                    585

Net Income (Loss)                                          (19,031)                482               (2,387)
Earnings (Loss) Per Share*                                   (3.97)               0.10                (0.50)
Capital Expenditures, Net                                    4,585               1,788                1,449
Research and Development                                     1,421               1,309                  876

FINANCIAL POSITION AT YEAR-END
Stockholders' Equity                                         7,077              25,746               25,020
Shares Outstanding*                                          4,791               4,784                4,782
Net Book Value per Common Share Outstanding*                  1.48                5.39                 5.24
Dividends Paid                                                 --                  --                  --

Dividend Per Share*                                            --                  --                  --
Total Assets                                                32,433              34,354               35,768
Working Capital                                            (12,138)              4,542                4,048
Long-term Debt net of Unamortized Discount (including       10,665               3,363                1,874
Current Installments)

OTHER DATA
Weighted Average Number of Shares of Common
  Stock Outstanding*                                         4,789               4,959                4,779
Backlog (at Year-end)                                       27,532              27,654               23,248
Number of Employees (at Year-end)                              290                 235                  190
*Adjusted to reflect two for one stock split in 1997
   on a per share basis

                                                                     1995              1994
OPERATING RESULTS FOR THE YEAR
Net Sales and Contract Revenues                                  $  18,784         $  19,004
Cost and Expenses                                                   20,708            29,958
Operating Income (Loss)                                             (1,924)          (10,954)
Other Income (Expense), Net                                           (118)             (430)
Income (Loss) Before Taxes                                          (2,042)          (11,384)
Provision (Benefit) for Income Taxes                                (1,967)           (1,188)

Extraordinary Gain                                                     --               --

Net Income (Loss)                                                      510           (10,196)
Earnings (Loss) Per Share*                                            0.11             (2.22)
Capital Expenditures, Net                                              777               709
Research and Development                                               439               575

FINANCIAL POSITION AT YEAR-END
Stockholders' Equity                                                27,245            26,252
Shares Outstanding*                                                  4,776             4,614
Net Book Value per Common Share Outstanding*                          5.70              5.69
Dividends Paid                                                         --               --

Dividend Per Share*                                                    --               --
Total Assets                                                        40,886            40,542
Working Capital                                                     15,866            17,477
Long-term Debt net of Unamortized Discount (including                4,480             4,859
Current Installments)

  Stock Outstanding*                                                 4,706             4,600
Backlog (at Year-end)                                               30,709            14,512
Number of Employees (at Year-end)                                      200               189

*Adjusted to reflect two for one stock split in 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis of the Company's financial condition and results of operations is based on the three business segments in which the Company currently reports its results, namely Specialty Metal Products, Depleted Uranium Penetrators and Uranium Services and Recycle. The Specialty Metal Products segment consists of the manufacture of the Company's Beralcast alloys, specialty metal powders, billets for tank armor, and industrial and medical shielding products. The Depleted Uranium Penetrators segment consists of the manufacture of DU penetrators for military munitions applications. The Uranium Services and Recycle segment consists of the manufacture of DU and NU metal for use as uranium feedstock supplied to USEC's AVLIS program, conversion of UF(6) to UF(4), recycling of various low-level radioactive metals, DUCRETE shielding capabilities and repair of counterweights for commercial and military aircraft.

         The Company has incurred a net loss of $19.0 million for the fiscal year 1998 compared with net income of $482,000 for fiscal 1997. In addition to the substantial loss, the Company has experienced a cash flow crisis during the fall of 1998 and defaulted on its bank arrangement which remains in default. The Company is operating under a forbearance arrangement with the Bank, which expires on March 31, 1999. The auditors' report for the year ended September 30, 1998 includes a reference to substantial doubt about the Company's ability to continue as a going concern. Among the factors contributing to this significant loss are the following: The Company continues to encounter learning curve problems and manufacturing inefficiencies with its Beralcast contracts. As a result of these problems, the Company has incurred a loss of approximately $1.6 million on its Beralcast contracts in 1998. In 1998, the gross margin on its penetrators contract was adversely impacted by approximately $2.1 million due to manufacturing inefficiencies. The estimated costs to remediate the Basin have increased by $1.7 million above the fixed price contract the Company has with the Army. Discretionary spending increased in 1998 in various areas by approximately $1.7 million in anticipation of future business growth that has not yet materialized or that the Company is unable to pursue. In addition, the Company incurred $1.3 million of costs in connection with a failed public offering of common stock. Due to higher borrowings and bank fees the Company's interest expense increased by $750,000, net of amortization of warrants, in 1998. As a result of the significant loss in 1998 and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels as well as establishing payment plans with certain critical suppliers. Pursuant to the revised business plan, the Company's limited financial resources will be directed toward only certain business segments and new technologies. Accordingly, the Company is no longer able to implement or complete its previously planned fluorine development project and other Depleted Uranium product development projects. Management has reassessed the carrying value of all of the Company's assets and liabilities in light of its current operating environment and revised business plan and has written-off its UF4 inventory of approximately $2.3 million and has written-off the value certain other DU related inventory and supplies of $2.4 million. In addition, management has recorded a liability of approximately $3.4 million for the estimated disposal cost of the UF4 inventory.

         A central aspect of the Company's strategy is to concentrate its efforts and resources on commercial applications for its technology. In particular, the Company intends to focus on the commercialization of its family of Beralcast alloys. To date, the Company's Beralcast business has received most of its orders and funding from military aerospace applications. In particular, the Company has received contracts from Lockheed Martin for Beralcast components to be used in its Electro Optic Sensor System ("EOSS"), the night vision and target acquisition system on the Comanche helicopter, which is scheduled for full-scale production commencing in 2003. The Company is applying its Beralcast technology to develop, among other things, disk drive arm sets for high-end disk drives as well as satellite components. These products currently are in the development stage and, for certain customers, the pre-production stages. The Company believes that as a result of the general practice of manufacturers in the disk drive industry and other targeted commercial industries of placing only short-term orders, the Company could experience substantial fluctuations in revenues and earnings from quarter to quarter. The Company is also developing additional commercial applications for its Beralcast alloys.

         In the third quarter of fiscal 1997, the Company reduced its workforce at its South Carolina facility due to the completion of a contract for a foreign customer and lack of anticipated new orders. During most of fiscal 1996, the Company operated this facility at approximately 40% of capacity on a one-shift basis. In the fourth quarter of fiscal 1996, the Company took a $2,100,000 reserve for estimated fiscal 1997 losses associated with then current production contracts, which reserve was fully utilized during fiscal 1997. Losses at the facility continued through the first and second quarter of fiscal 1998 due to under utilization. At the same time, the Company increased its workforce in preparation for the receipt of a UF(6) to UF(4) production contract. The Company's operations in South Carolina are currently substantially dependent on orders from USEC and are expected to remain so. Failure of the Company to be awarded such contracts could have a material adverse effect on the Company's business, results of operations and financial condition. See Item 7, "Risk Factors--Uncertainties Relating to USEC and UF(6) Conversion."

         In connection with additional borrowings under the Existing Credit Facility in December 1997, the Company issued the Second Warrant (as defined herein) to its principal bank lender, which has been recorded as a discount to the related debt at fair value. The fair value attributable to the Second Warrant, $327,000, was amortized as interest expense for the period January 1, 1998 through October 1, 1998.

         In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed of. The following table summarizes the effects of the restatement on net income (loss) and related income (loss) per share amounts in fiscal year 1996 and 1997.


                                                       1997                                            1996
                                  ------------------------------------------------  -----------------------------------------------
                                      AS REPORTED               AS RESTATED            AS REPORTED              AS RESTATED
                                  --------------------      ---------------------   ------------------      -------------------
Net income (loss)...........         $  1,482,000               $   482,000           $  (3,037,000)            $  (2,387,000)
Income (loss) per share:
Basic.......................                 0.31                      0.10                   (0.64)                    (0.50)
Diluted.....................                 0.30                      0.10                   (0.64)                    (0.50)

         The Company had established inventory reserves totaling approximately $1.6 million at the end of fiscal 1995. During fiscal 1996, the Company established additional inventory reserves of approximately $2.7 million related to its DU inventory, which consisted of DU metal and UF(4). These additional reserves were established based on management's evaluation of the risks associated with the DU inventory, including risks associated with excess and obsolete inventory, and had the effect of writing down approximately 20% of the Company's DU metal inventory to zero and writing down approximately 50% of the Company's UF(4) inventory to zero. In conducting this evaluation, management considered the type and quantity of inventory on hand, historical sales volumes and expectations concerning the timing and amounts of then anticipated sales of current and proposed products (based upon longer than expected sales cycles for certain products). At September 30, 1996, the Company's utilization of DU inventory was uncertain. In particular, the Company considered future use of DU inventory for munitions contracts with the U.S. Army as unlikely. At that time, the Company was also discussing with USEC the possibility, timing and volume of AVLIS feedstock production, and was evaluating the potential use of DU inventory in other proposed products and the timing of inventory usage with respect to such products. Although the Company believed the long-term possibilities for DU inventory usage were numerous, the uncertainties related to the usage of the DU inventory were significant. Based on these uncertainties, management's judgment and discussions between the Company and its independent public accountants, inventory reserves were increased by such $2.7 million amount, bringing the total inventory reserves at September 30, 1996 to approximately $4.3 million. Of this amount, approximately $3.2 million was allocated to DU inventory, with the balance allocated to various other inventories. As of September 30, 1996, gross DU inventory was approximately $11.9 million and consisted of approximately $7.2 million of DU metal and $4.7 million of UF(4). As of September 30, 1996, DU inventory, net of reserves, was approximately $8.7 million and consisted of approximately $6.4 million of DU metal and approximately $2.3 million of UF(4).

         During fiscal 1997, the Company used approximately $2.9 million of DU metal inventory principally in connection with a munitions contract with a foreign customer and to a lesser extent in connection with an AVLIS feedstock production contract. Revenues related to a munitions contract with a foreign customer and an AVLIS feedstock production contract for fiscal 1997 were $5.4 million and $3.9 million, respectively, as compared to $3.1 million and $1.3 million, respectively, for fiscal 1996. Revenues by quarter under these two contracts were approximately $3.7 million, $1.0 million, $2.1 million and $2.5 million for the fiscal quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997, respectively. At September 30, 1997, the Company had approximately $9.0 million of gross DU inventory or approximately $5.8 million, net of reserves, which consisted of approximately $3.5 million of DU metal inventory, net and approximately $2.3 million of UF(4) inventory, net. As of September 30, 1998, the Company had approximately $9.1 million of gross DU inventory or approximately $1.5 million, net of reserves, which consisted of $1.5 million of DU metal inventory, net of reserves.

         In the event that the Company sells DU inventory in the future which has been written down to zero, the Company will generate revenues with higher gross margins than if such inventory had not been written down to zero. In the event that the actual usage of any DU inventory, or the timing of such usage, differs materially from the Company's current expectations, any such differences could have a material adverse effect on results of operations of the Company's South Carolina facility and accordingly, on the Company's overall liquidity. In such event, the Company's liquidity, cash flows and results of operations would be dependent upon the Company's other business segments, particularly its Specialty Metal Products business segment. See Notes 2 and 5 to Consolidated Financial Statements.

SEGMENT INFORMATION

         The following table sets forth certain information regarding the revenue, gross profit (loss) and identifiable assets attributable to the three business segments in which the Company currently operates.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------------
                                                           1998                    1997                    1996
                                                   --------------------     ------------------     ---------------------
                                                                               (AS RESTATED)           (AS RESTATED)
                                                                              (IN THOUSANDS)
Net sales and contract revenues:
  Specialty Metal Products (1)                           $   14,185             $   13,170               $  13,730
  Uranium Services & Recycle                                  7,827                  4,965                   6,189
  Depleted Uranium Penetrators                               12,811                  9,927                   8,775

Gross profit (loss):
  Specialty Metal Products (1)                                  463                  1,616                   3,761
  Depleted Uranium Penetrators                               (1,736)                 2,376                     897
  Uranium Services & Recycle                                 (3,932)                 3,934                    (367)

Identifiable assets:
  Specialty Metal Products (1)                                9,665                  6,155                   6,195
  Depleted Uranium Penetrators                                4,456                  7,965                   8,441
  Uranium Services & Recycle                                  9,331                 14,499                  14,399

------------------

(1) Speciality Metal Products includes the production of DU billets for conversion into tank armor and DU industrial and medical shielding products.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the consolidated statements of income as a percentage of net sales and contract revenues for fiscal years 1998, 1997 and 1996.

                                                                                YEAR ENDED SEPTEMBER 30
                                                       ----------------------------------------------------------------------------
                                                                1998                     1997                       1996
                                                       ----------------------    -----------------------   ------------------------
                                                                                       (AS RESTATED)           (AS RESTATED)
Net sales and contract revenues:                                100%                     100%                        100%
Costs and expenses:
  Cost of sales................................                 115                       72                          85
  Selling, general and administrative
  expenses                                                       32                       19                          19
  Research and development expenses                               4                        5                           3
  Loss on write-off of fixed assets                               -                        1                           -
Operating income (loss)                                         (51)                       3                          (7)
Interest and other income (expense), net                          1                        -                           -
Interest expense                                                  3                        1                           1
Income (loss) before income taxes                               (55)                       2

Provision (benefit) for income taxes                              -                        -                           -
Net income (loss)..............................                 (55)                       2                          (8)

FISCAL 1998 COMPARED WITH FISCAL 1997

        Net sales increased by $6,761,000 or 24% to $34,823,000 in 1998 from $28,062,000 in 1997. Sales in the Uranium Services and Recycle segment increased to $7,827,000 from $4,965,000, an increase of 58%. Sales in the Specialty Metal Products segment increased to $14,185,000 from $13,170,000, an increase of 8%. Sales in the Depleted Uranium Penetrator segment increased to $12,811,000 from $9,927,000, an increase of 29%.

         The sales increase in the Uranium Services and Recycle segment was due primarily to AVLIS feedstock production orders which were completed in the second and third quarter of fiscal 1998. To be prepared for the anticipated AVLIS production, the workforce at Starmet CMI Corporation was increased significantly during fiscal 1998. Sales in the Specialty Metal Products segment 1998 were comparable to the prior year. The sales increase in the Depleted Uranium Penetrator segment was principally due to a $3,470,000 increase in revenue recognized in 1998 on the remediation of the holding basin at the Company's Concord facility pursuant to an U.S. Army contract.

         The gross margin for the Uranium Services and Recycle segment decreased to a loss of $3,932,000 in 1998 from a profit of $3,934,000 in 1997. Included in the loss in 1998 is an increase in inventory reserves for UF(4), DU, and other related inventories of approximately $4,300,000 to reserve for the full carrying value of the inventory and the accrual of $3,400,000 for the related disposition costs of the UF(4). The gross margin for the Specialty Metal Products Segment decreased to $463,000 in 1998 or 71% from $1,616,000 in 1997. The decrease was primarily the result of an increase in the gross loss on Beralcast contracts of approximately $300,000 and the increase of inventory reserves of approximately $300,000 and various other items. The gross margin in the Depleted Uranium Penetrator Segment decreased to a loss of $1,736,000 in 1998 from a profit of $2,376,000 in 1997. The decrease in the gross margin is primarily the result of the increase in estimated costs of remediating the holding basin of approximately $1,700,000 and the decrease in the gross margin of approximately $2,100,000, for penetrators due to manufacturing inefficiencies and lower volumes as the Company completes the remainder of the penetrator contracts.

         Selling, general and administrative expenses increased by $5,688,000 or 104% in fiscal 1998, primarily due to an increase in sales and administrative personnel in expectation of growth in its business and costs associated with a failed public offering of $1,300,000. As a percentage of sales, these expenses were 32% in fiscal 1998 compared to 19% in fiscal 1997.

         Interest expense and amortization of warrants increased to $1,124,000 in fiscal 1998 from $296,000 in fiscal 1997, primarily due to interest expense associated with increased borrowings.

         Income taxes during both of fiscal 1998 and 1997 were at an effective rate of 0%. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

FISCAL 1997 COMPARED WITH FISCAL 1996

         Net sales decreased by $632,000 or 2% to $28,062,000 in fiscal 1997 compared to $28,694,000 in fiscal 1996. Sales in the Uranium Services and Recycle segment decreased by $1,224,000 or 20%. Sales in the Specialty Metal Products segment decreased by $560,000 or 4%. Sales in the Depleted
Uranium Penetrator segment increased by $1,152,000 or 13%.

         The sales decrease in the Uranium Services and Recycle segment was primarily due to lack of volume in depleted uranium products due to completion of a production contract for a foreign customer in fiscal 1996. This decrease was partially offset by increases in AVLIS feedstock production for USEC. The sales decrease in the Specialty Metal Products industry segment was a result of decreased volumes of beryllium products due to a delay in expected orders, partially offset by an increase in commercial depleted uranium products. The sales increase in the Depleted Uranium Penetrator segment was the result of higher production volume of penetrators for a foreign customer as a result of an order which was expected to receive government funding in fiscal 1996 but which was not funded until fiscal 1997 and the revenue recognized pursuant to the Company's contract with the United States Army to remediate the holding basin at the Company's Concord facility.

         Gross profit increased by $3,635,000 to $7,926,000 or 28% of sales in fiscal 1997 compared to $4,291,000 or 15% of sales in fiscal 1996. This increase in gross profit was primarily due to reduction of certain accruals in fiscal 1997 for waste burial costs of $1,750,000. The revised contract price for waste burial costs was approximately $1,750,000 lower than what was previously estimated and accrued. In addition, gross profit for fiscal 1996 was reduced by an accrual of a $2,100,000 reserve for anticipated fiscal 1997 operating losses associated with production contracts in the Uranium Services and Recycle segment. As of September 30, 1997, the accrual had been fully utilized.

         Selling, general and administrative expenses increased by $123,000 or 2% to $5,448,000 in fiscal 1997 compared to fiscal 1996. This increase was primarily due to additional employees required to support the forecasted growth in business. As a percentage of sales, these expenses remained at 19% in fiscal 1997 compared to fiscal 1996.

         Company-sponsored research and development expenses increased by 49% or $433,000 to $1,309,000 for fiscal 1997. As a percentage of sales, these expenses were 5% compared to 3% in fiscal 1996.

         Interest and other income decreased to ($2,000) in fiscal 1997 as compared to ($89,000) in fiscal 1996. This decrease was mainly due to the absence in fiscal 1997 of a restructuring fee associated with amendments to the Company's credit facility during the third quarter of fiscal 1996.

         Interest expense decreased by $91,000 to $296,000 in fiscal 1997 as compared to fiscal 1996. This decrease was primarily the result of higher interest rates and fees associated with outstanding debt during fiscal 1996.

         Income taxes provided during 1997 and 1996 were at effective rates of 2% and 0%, respectively. The 1997 effective rate of 2% differs from the statutory rate of 34% due to a reduction in the valuation allowance associated with the benefit of net operating loss carryforwards.

YEAR 2000 READINESS DISCLOSURE STATEMENT

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000 or Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 issue.

         The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 to ensure that the Company is Year 2000 compliant and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. The Company believes that the Company's computer system is Year 2000 compliant. In addition, the Company maintains a Year 2000 expert on its staff. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be materially affected. See Item 7, "Risk Factors--Year 2000 Compliance."

         The Company is in the process of forming a Y2K committee that will review the Y2K status of the Company's vendors' software and systems used in its internal business processes. It also will include obtaining appropriate assurances of compliance from the manufacturers of these products or, in the event that such assurances cannot be obtained, will provide for modification or replacement of all non-compliant products. Management has verified that its accounting software is Year 2000 compliant.

         The Company is in the process of contacting its critical suppliers and major customers to determine whether the products obtained by it from such vendors or sold by the customer to third parties are Y2K compliant. Its suppliers and customers are under no contractual obligation to provide such information to it. The Company intends to continue its efforts to monitor the Y2K compliance of the Company suppliers and major customers.

         Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make necessary modifications prior to the end of 1999. The Company is prioritizing its efforts to focus on any Y2K discrepancies found that would impact its operations. Nevertheless, particularly to the extent that the Company is relying on the products of other vendors to resolve Y2K issues, there can be no assurances that the Company will not experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, or the Company were to experience delay implementing Y2K compliant software products, the Company could incur substantial costs and disruption of its business, which could potentially have a material effect on the Company's business and results of operations. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address issues related to the Y2K problem may have a material adverse effect on the Company's business, financial conditions and results of operations.

         To date the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance, whether involving its own products or the software or systems used in its internal operations. Additionally, the Company has currently not developed a contingency plan related to Y2K. There can be no assurances that the Company's resources spent on investigating and remedying Y2K compliance issues, or the lack of a contingency plan related to Y2K, will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements for the year ended September 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and the liabilities and commitments in the normal course of business. The Company incurred a net loss of $19,031,000 for the year ended September 30, 1998. As of September 30, 1998 the Company was out of compliance and in default with its credit facility with State Street Bank, all amounts outstanding under this facility, $7,171,000 as of September 30, 1998, were due on November 15, 1998. In December 1998, the Company entered into a forbearance agreement with the Bank that extends the maturity date of the credit facility to March 31, 1999. In addition, on December 10, 1998 $850,500 was due by the Company to certain stockholders pursuant to Subordinated Debentures. The Company has been granted a three-year extension to December 10, 2001 on all principal payments related to the subordinate Debentures. The Company's auditors' report includes a reference to the substantial doubt of the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's plans with regard to the existing capital deficiency are to adjust spending levels to appropriate amounts to ensure greater financial stability and to actively pursue additional subordinate secured debt and partnering relations with target customers. The Company is also managing payment plans with certain suppliers.

         As a result of the significant loss in 1998 and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels as well as establishing payment plans with certain critical suppliers. Pursuant to the revised business plan, the Company's limited financial resources will be directed toward only certain business segments and new technologies. Accordingly, the Company is no longer able to implement or complete its previously planned fluorine development project and other Depleted Uranium product development projects. Management has reassessed the carrying value of all of the Company's assets and liabilities in light of its current operating environment and revised business plan and has written-off its UF4 inventory of approximately $2.3 million and has written off the value of certain other DU related inventory and supplies of $2.4 million. In addition, management has recorded a liability of approximately $3.4 million for the estimated disposal cost of the UF4 inventory.

         In addition to write offs that have been recorded, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract, decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan of financing such liabilities; however, management, based on written advice of legal counsel, believes that the U.S. Government has a responsibility for these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

         In recent fiscal years, the Company's primary sources of liquidity have been borrowings under the Existing Credit Facility, borrowings from shareholders and, to a limited extent, cash from operations. During the fall of 1998, the Company has experienced significant financial difficulties and liquidity problems and has incurred a significant loss in the fourth quarter of fiscal 1998 and for fiscal 1998. The Company is presently in default of its bank credit facility, under which it was indebted to the bank for $7.2 million as of September 30, 1998 ($7.0 million as of January 12, 1999) and the Company is now operating under a forbearance arrangement with the bank which expires March 31, 1999.

         The Company's future liquidity needs are expected to arise primarily from its capital expenditure program, which is designed primarily to increase manufacturing capacity to support its Beralcast business. In order to obtain and satisfy orders for large scale commercial production of its Beralcast products, the Company plans to increase capital expenditures to expand its commercial Beralcast manufacturing capabilities through fixed assets additions including furnaces, automated production equipment and facility upgrades.

         As of March 31, 1998, the Company was out of compliance with the capital expenditure financial covenant under its credit agreement which prohibits the Company from making capital expenditures above $2,000,000 annually. On May 15, 1998, the Company received a waiver for this event of non-compliance and of non-compliance with the capital expenditure financial covenant for the remainder of fiscal 1998. The Company also received a waiver of non-compliance in February 1998 with respect to its failure to meet a net income covenant in the first quarter of fiscal 1998.

         As of June 30, 1998, the Company was out of compliance with the financial covenant under its credit agreement that limits the net loss reported for the fiscal quarter ended June 30, 1998. On August 7, 1998, the Company received a waiver for this event of non-compliance and any events of non-compliance as a result of the restatement of the Company's financial statements for the years ended September 30, 1997 and 1996. In addition, the credit agreement was modified such that the availability was increased to $11,050,000, through September 30, 1998; $8,050,000 from October 1, 1998 through December 31, 1998, and $6,550,000 on January 1, 1999 and thereafter until it's maturity on February 28, 1999. Also, the tangible capital base required by the agreement shall not be less than $22,500,000 as of September 30, 1998 plus an increase equal to the aggregate of 75% of the Company's net income for each fiscal quarter after September 30, 1998. Net income (loss) shall be not less than ($500,000) for the quarter ending September 30, 1998 and $750,000 for the quarter ending December 31, 1998 and each quarter thereafter.

         In September 1995, in connection with an increase of the Company's borrowing capacity under the Existing Credit Facility as then in effect, the Company issued to the lender a warrant (the "First Warrant") to purchase 50,000 shares of Common Stock (as adjusted for a two-for-one stock dividend paid on April 7, 1997 and certain subsequent anti-dilution adjustments) at an exercise price of $5.95, based on the market price of the Common Stock at that time. The First Warrant has a ten-year exercise period. In consideration of the Second Amendment to the Credit Agreement, the Company issued to the lender a warrant (the "Second Warrant" and, together with the First Warrant, the "Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $23.58, based on the market price of the Common Stock at that time. The Second Warrant has a seven-year exercise period. The Second Warrant has been valued at approximately $327,000, which amount was amortized as interest expense over the period ending October 1, 1998. Under the original terms of each of the Warrants, the holder of the Warrants would be entitled to receive, without further consideration, a number of shares of Common Stock which would permit the holder to maintain its percentage ownership in the Company, on a fully-diluted basis, upon any future issuances of Common Stock by the Company.

         The Company has outstanding in the aggregate $2,083,000 in principal amount under debt instruments issued to certain of its principal stockholders, consisting of the following: $500,500 in principal amount of its 10% Convertible Subordinated Debentures as amended due December 10, 2001, which are convertible at any time into Common Stock at $5.945 per share with warrants to purchase 60,000 common shares at a strike price of $6.00, $350,000 in principal amount of its 10% Subordinated Debentures as amended due December 10, 2001, with three-year warrants to purchase 42,000 shares of Common Stock at an exercise price of $7.50 per share and additional warrants to purchase 42,000 shares of common stock at a $6.00 strike price. $500,000 in principal amount of its 10% Subordinated Debentures due December 10, 2000, with three-year warrants to purchase 60,000 shares of Common Stock at an exercise price of $17.875 per share; and $900,000 in principal amount of its 10% Convertible Subordinated Debentures due December 31, 1999, the principal amount of which is convertible at any time into Common Stock at $21.50 per share. The Company expects that the holders thereof will convert such debt into Common Stock instead of accepting repayment.

         The Company anticipates that, for the foreseeable future, all earnings will be retained to support operations and finance expansion. The Company has not paid cash dividends in recent years, and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The Company's ability to pay cash dividends is limited by its dependence upon the receipt of cash from its subsidiaries to make such dividend payments. The Company's Existing Credit Facility contains financial covenants and other restrictions that prohibit or restrict the payment of dividends and intercompany loans among Starmet and its subsidiaries and by the Company to its stockholders. The New Credit Facility will not prohibit or restrict payment of dividends in the absence of a default.

         The Company has not invested in derivative securities or any other financial instrument that involves a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment-grade, interest-bearing securities.

         On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million, incurred in the performance of the fixed price contract. Zhagrus has not provided sufficient information for the Company to make a determination of the validity of the claim or the appropriateness of the amount.

NEW ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years will be provided unless deemed impractical. This statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending September 30, 1999.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes account and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this statement will have a material impact on its financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of its future financial performance. From time to time, however, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical fact may constitute forward looking statements and are made under the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Annual Report on Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

         The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions.

RISK FACTORS

         HISTORY OF LOSSES; RISK OF FUTURE LOSSES. The Company has experienced significant financial difficulties and liquidity problems in the past year due primarily to the sharp decline in sales of DU penetrators and a lack of orders for certain other DU products. As a result, the Company has had to seek financing from stockholders, waivers of non-compliance with, and amendments of, certain covenants and other provisions in its debt instruments (including waivers and amendments under the Existing Credit Facility in February, May, June, October and November of 1998) additional borrowings and extensions of maturities under the Existing Credit Facility, and additional equipment financing from another bank for capital expenditures required at its South Carolina facility. Historically, a substantial portion of the Company's revenues have been derived from the sale of products for defense munitions and tank armor programs; however, revenues from these applications have declined sharply in recent years due primarily to the general decline in defense spending. The Company expects that no revenues will be derived from sales of penetrator defense munitions after the second quarter of fiscal 1999, and only limited revenue will be derived from sales of billets for conversion into tank armor thereafter. The Company incurred operating losses in four of its last five fiscal years. In addition, the Company's accountants, in their report to the Board of Directors and stockholders of the Company for fiscal 1995 and fiscal 1998, stated that there was substantial doubt at that time about the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur losses in subsequent fiscal periods.

         The Company expects to expend substantial resources on commercial growth opportunities in many cases before it can be certain of market acceptance of its current and planned products and services. The Company's ability to realize the objectives of its business strategy and to achieve its plans for commercial growth and profitability are subject to a number of business, industry, economic and other factors, many of which are beyond the control of the Company, such as the Company's ability to successfully market its products and services, particularly in new applications for its materials and technologies, the Company's ability to manage planned expansion and large-scale commercial production of new products, customer demand, competition in the industries which the Company serves and general economic conditions. The failure of the Company to realize the objectives of its business strategy, in particular, the full-scale commercialization of Beralcast disk drive arm sets, would have a material adverse effect on the Company's business, financial condition and results of operations. Ongoing losses would hinder the Company's ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities, the failure to perform any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         ENVIRONMENTAL, HEALTH AND REGULATORY MATTERS. Materials regularly processed by the Company, including depleted uranium and beryllium, have characteristics considered to be health or safety hazards by various federal, state and local regulatory agencies. The processing of these materials requires a high level of safety consciousness, personnel monitoring devices and special equipment. Depleted uranium is a low-level radioactive material, and the Company is subject to government licensing and regulation. Depleted uranium in the finely divided state, such as grinding dust or machine turnings, is combustible at room temperature and requires special handling for safe operations and disposal of process wastes. Airborne beryllium in respirable form, such as powder, dusts or mists generated in some manufacturing processes can represent a hazard to the lungs in certain, susceptible individuals. Processing this material requires use of extensive ventilation and dust collecting systems.

         The Company is subject to environmental laws that (i) govern activities or operations that may have adverse environmental effects, such as discharges to land, air and water, as well as handling and disposal practices for solid, radioactive and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under CERCLA and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. In 1997, the Company's licenses at its Concord and South Carolina facilities were renewed for a period of five years subject to compliance with permitting conditions.

         The presence and use in the Company's operations of materials with hazardous characteristics subjects the Company to regulation and scrutiny by various governmental agencies. Management believes that the Company is presently in compliance in all material respects with existing federal, state and local regulations and has no knowledge of any threatened governmental action against the Company for violations of any such laws, statutes or regulations, except as described below under "Concord Site Remediation and Decommissioning Planning Requirements". However, the potential effects of evolving legislation and regulations affecting the Company's business cannot be predicted.

         If it is determined that the Company is not in compliance with current Environmental Laws, the Company could be ordered to curtail or cease its operations and could be subject to fines and penalties. The amount of any such fines and penalties could be material. In addition, the Company uses depleted uranium, beryllium and other hazardous substances. If a release of such hazardous substances occurs on or from the Company's properties or from an off-site disposal facility, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material and any such liability could have a material adverse effect on the Company' business, results of operations and financial condition.

         The Company has made, and will continue to make, expenditures to comply with current and future environmental laws. The Company anticipates that it could incur additional capital and operating costs in the future to comply with existing environmental laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, the Company cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material and any additional expenditures related to compliance, if material, would have a material adverse effect on the Company's business, results of operation and financial condition. The Company cannot predict the impact that future regulations will impose upon the Company's business.

         In the process of manufacturing depleted uranium products, the Company generates low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. The operation of these disposal sites is at the discretion of these regulatory entities, which may at times result in temporary or long-term closures and limited access.

         For a number of years, ending in 1985, the Company deposited spent acid and associated depleted uranium waste and other residual materials by neutralizing them with lime and discharging the neutralized mixture to a holding basin on its premises in Concord. The Company now uses a "closed loop" process that it developed to discontinue such discharges. The Company has removed a substantial quantity of hazardous materials from the holding basin, and additional actions will be required to close the holding basin as required by government regulations. For a further discussion of the status of remediation of the holding basin at the Company's Concord facility, See Item 1, "Business-- Concord Site Remediation and Decommissioning Planning Requirements".

         The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract, decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan of financing such liabilities; however, management, based on written advice of legal counsel, believes that the U.S. Government has a responsibility for these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

         The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company's DFP reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forebearance agreement which expires on March 31, 1999. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and Starmet are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

         Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP reflects its position that it should be obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government.

         The United States Army, in the Memorandum of Decision dated September 13, 1996 (the "Army Decision"), pursuant to Public Law 85-804, agreed to fund certain costs associated with remediation of the Company's Concord holding basin site as well as some of the costs of D&D related to that facility, based in part on the Army's determination that the Company's activities are essential to the national defense.

         The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level, and the Company is obligated to pay an additional fee per cubic yard of excess material removed. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus has not provided sufficient information for the Company to make an appropriate determination of liability. There can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army.

If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded . In December 1998 the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

         The Company has no assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, management believes that the Army is responsible for its estimated share of D&D. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected.


         CONCENTRATION OF CUSTOMERS. A substantial portion of the Company's business currently is conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 67% and 78% of the Company's net sales in the fiscal years ended September 30, 1998 and September 30, 1997, respectively. Four of these customers (USEC, Royal Ordnance, Primex Technologies, and Lockheed Martin) individually accounted for greater than 10% of the Company's consolidated revenues in fiscal 1998. The Company currently is contracting with Primex Technologies to provide DU penetrators for the U.S. Army's ABRAMS Tank program through the second quarter of fiscal 1999. The Company is currently under several contracts with Lockheed Martin to provide Beralcast hardware for the Comanche helicopter program. USEC is the sole customer for the Company's UF(6) conversion and AVLIS feedstock material. See Item 7,"Risk Factors--Uncertainties Relating to USEC and UF(6) Conversion." While the Company's planned expansion into new commercial markets may result in a substantial portion of its revenues being derived from new customers, the dominance of a few companies in certain of these targeted markets is likely to continue to result in a substantial portion of the Company's revenues being derived from a small number of significant customers. The loss of one of its key customers or any significant portion of orders from any such customers could have a material adverse effect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at any of its major customers or if one or more of its key customers were to reduce or cease conducting operations.

         UNCERTAINTIES RELATING TO USEC AND UF6 CONVERSION. USEC, a recently privatized global energy company created by the U.S. Congress in 1992 to operate the DOE's uranium enrichment program, is the only customer for the Company's AVLIS feedstock material. Furthermore, there can be no assurance that USEC will not abandon the AVLIS program or reduce resources directed to the program or that the Company will continue to receive contracts from USEC. The Company also intends to pursue opportunities with DOE for the conversion of its depleted UF(6) stockpile. There can be no assurance that USEC and/or DOE will award contracts to the Company for the conversion of depleted UF(6) beyond that which already has been awarded to Starmet. The Company currently has a large stockpile of UF(4) created by UF(6) conversion. The estimated cost of disposal of the UF(4) is approximately $3.4 million and has been accrued as a liability as of September 30, 1998. See Item 1, "Business--UF(6) Conversion."

         DEPENDENCE ON SALES TO PUBLIC SECTOR AND GOVERNMENT CONTRACTORS. The Company derives, and plans to continue to derive, substantial revenues from public sector customers or contractors for such customers, including the United States military. There are significant risks inherent in sales to such customers which may cause material fluctuations in the Company's operating results. For each contract with a public sector customer, the Company typically is subject to a protracted procurement process which includes sealed competitive bids, systems demonstrations and the integration of Company and third-party products. The process also can include political influences, award protests initiated by unsuccessful bidders and changes in budgets or appropriations which are beyond the Company's control. Contracts of public sector customers typically are subject to procurement policies which may be onerous and may include profit limitations and rights on the part of the government to terminate for convenience. Sales to the United States Department of Defense (the "DOD") are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DOD has been reducing total expenditures, and there can be no assurance that funding will not be reduced in the future. A significant loss of sales to the U.S. government or contractors for the U.S. government could have a material adverse effect on the Company's business, results of operation and financial condition.

         RISKS RELATED TO NEW PRODUCT INTRODUCTIONS, RAPID TECHNOLOGICAL CHANGE AND INDUSTRY CONDITIONS. The success of new product introductions is dependent on several factors, including timely completion and introduction of new products, quality of new products, market acceptance and timeliness of market acceptance, production efficiency, costs, competition, the availability of substitute products and customer service. Although the Company attempts to determine the specific needs of new markets, there can be no assurance that the identified markets will in fact materialize or that the Company's products designed for these markets will achieve any significant degree of market acceptance or that any such acceptance will be sustained for any significant period. In particular, the Company's Beralcast materials, which are central to its strategy, are generally more expensive than other materials currently employed in the markets in which the Company competes. There can be no assurance that the performance characteristics of Beralcast alloys will outweigh the greater expense of Beralcast compared to competing materials. The Company's Beralcast products and components currently are in the development stage and have not been brought to market, and there can be no assurance that significant commercial business will develop as anticipated by the Company or that these products will gain acceptance in commercial markets.

         While the Company believes that there are additional commercial applications for its Beralcast alloys, there can be no assurances that any of its products or services will be successful or produce revenue for the Company. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's business, results of operation and financial condition. New product introductions will also require substantial expenditures, and there can be no assurance that constraints on the Company's financial resources will not adversely affect its ability to develop and market new products. In addition, the anticipated commercial markets for the Company's principal new products are characterized by rapid technological change, changing customer needs, frequent new product introduction, evolving industry standards and short product lifecycles. Failure to successfully keep pace with technological developments could have a material adverse effect on the Company's business, results of operation and financial condition.

         Raw materials used by the Company include a number of metals and minerals used to produce the alloys included in its products and castings, including beryllium, titanium, aluminum, nickel, cobalt, chromium, and molybdenum, among others. Prices of these materials can be volatile due to a number of factors beyond the control of the Company, including domestic and international economic conditions and competition. This volatility could significantly effect the availability and prices of raw materials used by the Company. There can be no assurance that the Company will be able to pass price fluctuations through to customers, and price moves may adversely affect sales, operating margins and net income. Depending upon certain market conditions, the Company may engage in forward purchases of some of these materials. However, the Company ordinarily does not attempt to hedge the price risk of its raw materials and has no long-term, fixed price contracts or arrangements for the raw materials it purchases. Commercial deposits of certain metals, such as beryllium, cobalt, nickel, titanium, chromium and molybdenum, that are required for the alloys used in the Company's precision castings and specialty metal powders, are found in only a few parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. In particular, the Company currently purchases beryllium, a metal which is used to form its Beralcast alloys, principally from a producer-supplier located in Kazakhstan and from multiple distributors located in Estonia, Kazakhstan, Sweden, the United States, China and Russia. The Company also purchases scrap beryllium from domestic and foreign distributors. The only three producers of beryllium worldwide are located in Kazakhstan, the United States and China. For competitive reasons, the Company does not procure significant quantities of beryllium raw materials from Brush Wellman, the sole U.S. producer of beryllium, which is the Company's principal competitor for beryllium aluminum products and the plaintiff in a pending patent lawsuit against the Company.

The Company believes that a sufficient supply of beryllium remains available for its current demand. However, if its Beralcast products receive broad commercial acceptance, the Company's demand for beryllium will increase. The cost of beryllium could increase as a result of the Company's increased demand, and supplies of beryllium could also be affected. Although the Company has not experienced shortages of raw materials in the past, there can be no assurance that such shortages will not occur in the future. Any substantial increase in raw material prices or a continued interruption in supply of raw materials, in particular of beryllium from the Company's producer-supplier located in Kazakhstan, could have a material adverse effect on the Company's business, results of operation and financial condition. See
Item 1, "Business--Sources of Raw Materials."

         The Company plans to focus its efforts on sales of its specialty metal products to the commercial markets and military aerospace industries. The Company currently is developing, among other things, prototypes and pre-production quantities of disk drive arm sets and prototype parts for military and commercial aerospace applications. The market for computer storage devices historically has grown rapidly but at varying rates, and there can be no assurance that this market will continue to grow at historical rates. Disk drive industry practice generally is to place only short-term orders, accompanied by projections of demand for future operations. Accordingly, the Company expects to commit to the cost of expanding its production capacity without firm orders for products. Failure of markets for the Company's products to develop, cancellation of orders or deferrals of scheduled delivery dates all could materially adversely affect the Company's business, results of operation and financial condition.

         COMPETITION. The Company faces significant competition from established companies in certain of its product lines. In addition, the Company's Beralcast alloys and other products face competition from alternative or competing materials, products and technologies, some of which are better established than those of the Company. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at lower prices. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operation and financial condition. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment in manufacturing capacity, research and development, sales and marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, success in developing and introducing new products, and general market and economic conditions. There can be no assurance that the Company will be able to compete as to these or other factors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operation and financial condition.

         YEAR 2000 COMPLIANCE. The Company does not produce products which contain software where Year 2000 compliance could be an issue. The Company has licnesed computer systems and software for its internal operations and business processes where Year 2000 compliance could be an issue. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's internal computer systems, business processes and applications will function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and expects the Company's Year 2000 date conversion programs to be completed on a timely basis. The Company does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 problems in the Company's computer and other systems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business could be materially affected.

         INTERNATIONAL SALES. In 1998, 1997 and 1996, international sales accounted for approximately 18%, 25% and 28%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with internationalsales, including unexpected changes in legal and regulatory requirements, changes in tariff, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, potentially longer payment cycles, difficulties in managing distributors or representatives, difficulties in protecting the Company's intellectual property overseas, and potentially adverse tax consequences.

         LEGAL PROCEEDINGS. The Company is involved in various legal proceedings. See Item 3, "Legal Proceedings." An adverse judgment or settlement under any of these proceedings could subject the Company to significant liabilities and expenses (E.G., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

          The Company's success depends in substantial part on its proprietary technology, in particular, Beralcast, the Company's family of beryllium aluminum alloys. Although the Company protects and intends to continue to protect its intellectual property rights through patents, copyrights, trade secrets, license agreements and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries in which the Company's products may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. If the Company were unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to obtain patent protection for products or processes discovered using the Company's technologies. Furthermore, there can be no assurance that any patents issued to the Company will not be challenged, invalidated, narrowed or circumvented, or that the rights granted thereunder will provide significant proprietary protection or competitive advantages to the Company. Although the Company believes that its products, patents and other proprietary rights do not infringe upon the proprietary rights of third parties, as discussed above, the Company has been sued by Brush Wellman with respect to the process of investment casting of beryllium aluminum alloys, and there can be no assurance that other third parties will not assert other infringement claims against the Company.


         RISKS RELATED TO MANAGEMENT OF PLANNED GROWTH. The Company's anticipated growth could place a significant strain on its management, operations, financial and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls and to attract, retain, motivate and effectively manage its employees. The Company may experience design and start-up difficulties, such as cost overruns, manufacturing and operational difficulties and significant delays. Moreover, there can be no assurance that the Company will realize the goals of the planned capital expenditure program, such as reductions in produce costs and enhanced product quality. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to manage its growth could have a material adverse effect on the Company's business, financial condition and results in operation.

         The Company may from time to time pursue selected teaming arrangements, licenses, joint ventures and other cooperative relationships to increase its production capacity or to complement or expand its existing businesses. Any of these relationships may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, reductions of existing cash balances, and charges to operations, any of which could have a material adverse effect on the Company's business, results of operation and financial condition. Selected teaming arrangements, licenses, joint ventures and other cooperative relationships involve a number of risks that could adversely affect the Company's operating results including the diversion of management's attention, the entry into markets in which the Company has little or no direct prior experience and the disruption of the Company's business. No assurance can be given that any such relationship will not materially and adversely affect the Company or that any such relationship will enhance the Company's business.

        INSUFFICIENT WORKING CAPITAL. The Company may not raise the capital funding required according to its strategic plan (including equity, bank lines of credit and/or bridge borrowings), and no person has committed to purchase any Company securities or advance any borrowings. Even if funding is received, substantial additional capital will be needed for the Company to continue expanding its marketing efforts, to fund working capital and to finance inventories and accounts receivable.

        The Company will also need to expend additional funds in connection with, but not limited to, manufacturing, sales and marketing activities, product research and development, and personnel costs. Such plans will require expenditures of capital. If capital resources of the Company prove to be inadequate to fund such projects, because development costs greatly exceed the budget, because anticipated revenues and financing are delayed or do not occur, because expenses increase beyond expectations, or for any other reason, it may be necessary for the Company to borrow funds or sell more of its equity to raise working capital in the near future. There can be no assurance that additional financing will be available, or available on the terms that would be at all favorable to the Company. The Company will require additional equity capital to finance its projected operations at some point in the future. Additional equity financings will result in dilution of stockholders' interests and may not be on terms favorable to the Company or existing stockholders. If adequate funds are not available, the Company may have to reduce substantially, or eliminate, certain aspects of its proposed activities, or otherwise modify or curtail its operating plans.

        POSSIBLE FUTURE LIABILITIES. The Company has potential liabilities and costs associated with discontinued or suspended aspects of its business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, and cost overruns on existing contracts with the U.S. Army and Zhagrus Environmental, Inc. These potential liabilities include a possible $5.0 million cost associated with the additional treatment allegedly required under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan for financing such liabilities. Management, based on the written advice of legal counsel, believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

         DEPENDENCE ON KEY PERSONNEL. The Company's performance depends to a significant extent upon a number of senior management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company does not maintain key person life insurance on any of its employees. The Company's future financial results will depend in large part on its ability to continue to attract and retain highly skilled, technical, managerial and marketing personnel and the ability of its officers and key employees to manage growth successfully, to implement appropriate management information systems and controls, and to continue successful development of new products and services and enhancements to existing products and services. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel required to successfully develop new and enhanced products.

         RISK OF BUSINESS INTERRUPTION. The Company's specialty metal products (including Beralcast) business is concentrated at its Concord facility and its advanced recycling technologies and uranium services business is concentrated at its South Carolina facility. Any prolonged disruption at any of the Company's production facilities due to equipment failure, destruction of or material damage to such facility, labor difficulties, or other reasons, could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company maintains property and business interruption insurance to protect against any such disruptions (other than for labor-related disruptions), there can be no assurance that the proceeds from such insurance would be adequate to compensate the Company for losses, including the loss of customers, incurred during the period of any such disruption or thereafter.

         FLUCTUATION OF STOCK PRICE; ABSENCE OF ACTIVE TRADING. In recent periods there has been relatively little trading in the Company's Common Stock and the market price per share of the Company's Common Stock has fluctuated significantly. Factors such as quarterly variations in the Company's result of operations, changes in the company's industry and market conditions generally, the presence of a limited number of market makers for the Company's Common Stock, the lack of availability of institutional market research concerning the Company, and limited and sporadic trading volume of the Company's Common Stock to fluctuate significantly. In addition, future announcements concerning the Company or its competitors, including quarterly results, innovations, new product introductions, government regulations or proceedings, or litigation may cause the market price of the Common Stock to fluctuate significantly. Furthermore, the stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock for reasons unrelated to the Company's operating performance.

         SUBSTANTIAL INFLUENCE OF PRINCIPAL STOCKHOLDERS. The Company believes that certain control share acquisitions have occurred and that members of the group which effected such control share acquisitions, namely Wiaf Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein, Meryl J. Chrein and Marshall J. Chrein (collectively, the "Investor Group"), as of September 30, 1998 were the beneficial owners of 2,609,999 shares of Common Stock (assuming full conversion of debentures and exercise of all warrants held by certain members of the Investor Group), or approximately 51% of the Company's outstanding shares of Common Stock. Directors and executive officers of the Company beneficially own in the aggregate 1,038,855 shares of Common Stock (assuming full conversion of debentures and exercise of all currently exercisable options and warrants held by certain directors and executive officers), or approximately 20% of the shares entitled to vote. The Investor Group and/or the Company's directors and executive officers could have substantial influence on matters requiring approval of stockholders of the Company, including the election of directors or the approval of significant corporate matters. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change of control of the Company.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of September 30, 1998 are as follows:


NAME                  AGE  POSITION WITH COMPANY
----                  ---  ---------------------
Robert E. Quinn       44   Director, President, Treasurer and Chief Executive Officer of
                           the Company

George J. Matthews    67   Chairman of the Board of Directors

Wilson B. Tuffin      66   Vice Chairman of the Board of Directors

Kenneth A. Smith      61   Director

Frank H. Brenton      72   Director

William J. Shea       50   Director

Kevin R. Raftery      39   President, Starmet Commercial Castings, LLC and Starmet
                           Aerocast, LLC

Douglas F. Grotheer   40   President, Starmet CMI Corporation

William T. Nachtrab   45   Vice President, Engineering & Technology

James M. Spiezio      50   Vice President, Finance & Administration

James H. Scarboro     59   Vice President, Marketing

Frank J. Vumbaco      45   Vice President, Health/Safety & Corporate Communications

Bruce E. Zukauskas    47   Vice President, Operations

Kenneth A. Hurley     48   Interim Chief Financial Officer, Finance Advisor to Board of
                           Directors


         Each director is elected for a term of one year. There are no family relationships among any of the Company's directors. The term of office for each executive officer of the Company is the earlier of one year or until a successor is chosen and qualified. The executive officers are elected by the directors at their first meeting following the annual meeting of stockholders. There are no family relationships among the executive officers.

         ROBERT E. QUINN was elected President of the Company on November 30, 1994 and Chief Executive Officer and Treasurer on January 20, 1998. Prior to November 30, 1994, he held the position of Vice President, Sales with the Company for six years. Mr. Quinn is also a director of the Company. Upon graduation from college, Mr. Quinn joined the Company as a sales administrator. Mr. Quinn is a graduate of Tufts University and has a Masters of Business Administration from Babson College. Mr. Quinn is a member of the Massachusetts High Technology Council, National Defense Industrial Association, Tufts University Alumni Admissions and sits on the Board of Governors of the Concord Museum.

         GEORGE J. MATTHEWS is Chairman of the Board of Directors since 1972. Chairman of Matthews Associates Limited, which is engaged in the business of investing in and providing management consulting and assistance to small and medium sized businesses, including the Company.


         WILSON B. TUFFIN is Vice Chairman since November 1994. From 1972 to November 30, 1994, President, Chief Executive Officer and Treasurer of the Company.

         KENNETH A. SMITH is Professor of Chemical Engineering at Massachusetts Institute of Technology since 1971.

         FRANK H. BRENTON is Principal of Frank H. Brenton Associates, a business consulting firm. From 1984 to 1986, Chairman of the Board of Directors of Marshall's Incorporated, an off-price retailer and division of Melville, Inc.

         WILLIAM J. SHEA is Chief Executive Officer of View Tech, Inc. Chairman of the board of directors of Centennial Technologies, Inc., former Vice-Chairman, Chief Financial Officer and Treasurer of BankBoston and former Senior Partner and member of Firm Council of Coopers & Lybrand.

         KEVIN R. RAFTERY became President of Starmet Commercial Castings, LLC and Starmet Aerocast, LLC (both subsidiaries of the Company) in October 1997. Prior to that he was the Manager of the Company's Beralcast business unit. Mr. Raftery was promoted to Program Manager in 1994 and Business Unit Manager in 1996. Mr. Raftery is a recognized expert in casting, extrusion, heat treating, coating, welding and joining technologies for aerospace specialty metals. During his twenty year tenure with the Company, Mr. Raftery has authored and co-authored several technical publications and is a co-inventor of two Beralcast patents. Mr. Raftery received his B.S. in Mechanical Engineering Technology from the University of Massachusetts.

         DOUGLAS F. GROTHEER became President of Starmet CMI Corporation (a subsidiary of the Company) in 1997. Prior to this promotion, Mr. Grotheer was Vice President of Engineering, Programs and Quality for the Company since 1994. Mr. Grotheer joined the Company as a project engineer directly after graduating from college in 1980. He was promoted to Manager of Ordnance Programs. Mr. Grotheer is a recognized expert in uranium metallurgy and processing, as well as ISO 9002 Quality Systems. Mr. Grotheer received his degree in Materials Engineering from Rensselaer Polytechnic Institute.

         WILLIAM T. NACHTRAB, PH.D. has held the position of Vice President, Engineering and Technology with the Company since 1997 and Vice President of Technology since 1994. Dr. Nachtrab is the Company's senior technologist. Dr. Nachtrab, who joined the Company in 1988, is the author and co-author of numerous technical and scientific publications and an inventor of four of the Company's patents. He is a recognized expert in beryllium, titanium, alloy steels, uranium metallurgy and extrusion and powder metal processing. Before joining the Company, Dr. Nachtrab was a Senior Member of the Technical Staff of the GE/RCA Corporation. Prior to that he was a Division Research Engineer for Lukens Steel Company, a Research Engineer for Lehigh University, and a Metallurgist for LTV Steel Company. Dr. Nachtrab has a Ph.D. in Metallurgical and Materials Engineering from Lehigh University.

         JAMES M. SPIEZIO has been Vice President, Finance and Administration since October 1993. Prior to October 1993, he held the position of Corporate Controller and prior to April 1989, he served as Manager of Business Planning and Financial Analysis for four years. Before joining the Company, Mr. Spiezio held positions of increasing responsibility in finance at Pratt & Whitney Company, United Technologies Inc., and the General Electric Company. Mr. Spiezio also held the position of President of Starmet CMI Corporation from October 1993 to July 1997. Mr. Spiezio is a graduate of Indiana University School of Business. On November 15, 1998 Mr. Spiezio's position was changed to Vice President, Special Projects and Mr. Kenneth Hurley assumed all financial responsibility including interim Chief Financial Officer of the company.

         JAMES H. SCARBORO became Vice President in December 1997 and is responsible for government relations and strategic business development for the Company. Mr. Scarboro has been with the Company for over five years. Mr. Scarboro was Assistant Program Manager for the U.S. Army's Tank Main Armament Systems and Program Manager for the Abrams Tank. Mr. Scarboro is a graduate of Rawlins College, Ball State University, the U.S. Army Command and General Staff College and the DOD Systems Management College and retired from the U.S. Army with the rank of Lieutenant Colonel.

         FRANK J. VUMBACO has held the position of Vice President, Health/Safety and Corporate Communications with the Company since November 1995. Prior to November 1995, he held the position of Vice President, Health/Safety since November 1993. Before joining the Company in 1980, Mr. Vumbaco served as the Manager of Health, Safety & Security for National Lead Industries, Albany, NY. He is a director of the New England Consortium of Radioactive Material Users (NELRAD) and a member of the Massachusetts Nuclear Incident Advisory Team. Mr. Vumbaco is a graduate of Siena College and has a Masters in Applied Business Management from Lesley College.

         BRUCE E. ZUKAUSKAS has held the position of Vice President, Operations since October 1994. Prior to October 1994, he was Quality Manager for over five years. Before joining the Company, Mr. Zukauskas served as Operations Engineer for Babcock and Wilcox Tubular Products Group. Mr. Zukauskas is a graduate of the U.S. Military Academy at West Point and the U.S. Army Command and General Staff College and received his Masters in Industrial Engineering from the University of Pittsburgh. Mr. Zukauskas is a Colonel in the U.S. Army, Reserves.

         KENNETH A. HURLEY has held the position of Financial Advisor to the Board of Directors since September 1998 and on November 15, 1998, the Board of Directors named Mr. Hurley the Company's Interim Chief Financial Officer. Mr. Hurley is the principal and a founder of Hurley, Vaughn & Associates, P.C., a management advisory services and public accounting firm founded in 1989. Prior to 1989, Mr. Hurley was a Division General Manager with Unitrode Corporation and formerly a General Practice Manager at Coopers & Lybrand.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and stockholders who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1998, or written representations in certain cases, all Section 16(a) filing requirements were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses for the periods presented the compensation for the person who served as the Company's Chief Executive Officer and for each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total compensation exceeded $100,000 for the Company's fiscal year ended September 30, 1998 (collectively, "the Named Executive Officers"):


                                                                                       LONG TERM COMPENSATION
                                                                                       ----------------------
                                                                                       AWARDS         PAYOUTS
                                                                                       ------         -------
                                             ANNUAL COMPENSATION
                                             -------------------
                                                                                            SECURITIES
                                                                               RESTRICTED   UNDERLYING                ALL OTHER
NAME AND PRINCIPAL                                            OTHER ANNUAL       STOCK     OPTIONS/SARS     LTP      COMPENSATION
    POSITION                   YEAR(1)  SALARY($)  BONUS($) COMPENSATION($)(2)  AWARD(S)$     (#)(6)      PAYOUTS$        ($)
    --------                  --------  --------- --------- ------------------ ----------     ------      --------        ---
George J. Matthews (4) (5)      1998    350,000       -             -             -            7,500          -            -
  Chairman of Board of          1997    350,000       -             -             -              -            -            -
  Directors, CEO and            1996    350,000       -             -             -              -            -            -
  Treasurer(5)

Robert E. Quinn                 1998    200,000    17,312           -             -           15,000          -            -
  President (3)(5) CEO and      1997    200,000    15,000           -             -           25,000          -            -
  Treasurer                     1996    173,769       -             -             -           20,000          -            -

James M. Spiezio                1998    142,000    11,982           -             -            7,500          -            -
  Vice President, Finance       1997    131,616    13,250           -             -            8,000          -            -
  & Administration              1996    121,058       -             -             -           10,000          -            -

William T. Nachtrab             1998    142,000    11,792           -             -           17,500          -            -
  Vice President,               1997    131,616     9,050           -             -            8,000          -            -
  Technology                    1996    114,847       -             -             -              -            -            -

Douglas F. Grotheer             1998    135,000    10,261           -             -            5,000          -            -
  President, Starmet CMI        1997    121,934     6,700           -             -            5,000          -            -
  Corporation                   1996    100,252       -             -             -              -            -            -

----------

(1)  The Company's fiscal year ends on September 30th of each year.

(2) Excludes perquisites in amounts less than the threshold level required for reporting.

(3) Mr. Quinn's compensation for the fiscal year ended September 30, 1998 was determined pursuant to his Employment Agreement. See "Executive Agreements."

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

OPTION GRANTS DURING FISCAL YEAR

         The following table sets forth certain information regarding options granted during the fiscal year ended September 30, 1998 by the Company to the Named Executive Officers:


                                                      INDIVIDUAL GRANTS
                                          ------------------------------------                       POTENTIAL REALIZABLE
                             NUMBER OF    PERCENT OF TOTAL                                              VALUE AT ASSUMED
                            SECURITIES        OPTIONS                                            ANNUAL RATES OF STOCK PRICE
                            UNDERLYING      GRANTED TO                                                  APPRECIATION FOR
                             OPTIONS       EMPLOYEES IN      EXERCISE OR BASE      EXPIRATION             OPTION TERM(3)
NAME                         GRANTED        FISCAL YEAR          PRICE(2)            DATE           10%                   5%
-----                        -------        -----------          --------            ----         ------                 ---
George J. Matthews           7,500(1)          N/A                 $23.67           3/18/2008     $282,929             $111,645

Robert E. Quinn.........    15,000(1)          7.5%                $23.67           3/18/2008     $565,858             $223,089

William T. Nachtrab...      17,500(1)          8.8%                $23.67           3/18/2008     $660,168             $260,504

James M. Spiezio.......      7,500(1)          3.8%                $23.67           3/18/2008     $282,929             $111,645

Douglas F. Grotheer....      5,000(1)          2.5%                $23.67           3/18/2008     $188,619             $ 74,430



----------
(1) These options are first exercisable on March 18, 1999 at which time the options will be one-third vested with options vesting in additional one-third increments in two annual installments commencing on March 18, 2000.
(2) The exercise price per share is the market price of the underlying Common Stock on the date of grant.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of share price appreciation set by the Securities and Exchange Commission of five percent and ten percent compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes of the options exercise price or other expenses associated with the exercise. Actual gains, if any, are dependent on the performance of the Common Stock and the date on which the option is exercised. There can be no assurance that the amounts reflected will be achieved.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table sets forth certain information concerning options exercised during the fiscal year ended September 30, 1998 by the Named Executive Officers, as well as the aggregate value of unexercised options held by such executive officers on September 30, 1998. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.


                                                              NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                                                            OPTIONS AT FISCAL YEAR-END        MONEY OPTIONS AT FY END(2)
                                                            --------------------------       ----------------------------
                              SHARES
                            ACQUIRED ON       VALUE
NAME                         EXERCISE        REALIZED     EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
----                         --------        --------     -----------    -------------       -----------    -------------
George J. Matthews              0              $ 0           13,334          6,666            $148,274         $74,126
Robert E.Quinn                  0                0           81,667         38,333             201,131          28,269
James M. Spiezio                0                0           26,333         16,167              80,727          13,053
William T. Nachtrab             0                0           19,667         22,833              63,259          19,682
Douglas Grotheer                0                0           11,667          8,333              20,431           2,159


----------
(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired, without deducting taxes or commissions paid by employee.
(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options on September 30, 1998 ($9.00 per share), less the exercise price, times the number of options outstanding.

PENSION PLAN TABLE

         The following table sets forth the aggregate annual benefit payable upon retirement at normal retirement age for each level of remuneration specified at the listed years of service.


                                              YEARS OF SERVICE
                                           ----------------------
REMUNERATION             15         20         25     30 OR MORE
------------            ----       ----       ----    ----------
$100,000             $ 23,520   $ 31,360   $ 39,220   $ 47,040
 150,000               38,520     51,360     64,200     77,040
 200,000               53,520     71,360     89,200    107,040
 300,000               83,520    111,360    139,200    167,040
 400,000              113,520    151,360    189,200    227,040
 500,000              143,520    191,360    239,200    287,040


         The Company has a defined benefit plan (the "Pension Plan") designed to provide retirement benefits for employees and ancillary benefits to their beneficiaries, joint annuitants and spouses. All employees of the Company become participants in the Pension Plan after attaining the later of age 21 or a year of service with the Company. The Pension Plan provides retirement benefits based on years of service and compensation. An employee's benefits under the Pension Plan generally become fully vested after five years of service. At normal retirement (the later of age 65 and five years of Plan participation), participants are entitled to a monthly benefit for the remainder of their life in an amount equal to one-twelfth of the sum of their "Annual Credits" for their last 30 years or lesser period of employment with the Company and its predecessors. An employee's "Annual Credit" is 1.25% of the portion of his annual compensation that is subject to Social Security tax and two percent (2%) of the balance of his annual compensation. Participants with five years of service are entitled to retirement at age 55, but the monthly benefit payable under the Pension Plan is reduced by 0.5% for each month that early retirement precedes normal retirement but not less than $100 per month if the Participant has ten or more years of service. The surviving spouse of a retiree under the Plan is entitled to receive benefits equal to one-half the amount the retiree had been receiving. Alternative benefit payments that are equivalent to the benefit described above are also available to participants. Benefits payable under the plan are not reduced by Social Security payments to the retiree. Amounts shown assume benefits commence at age 65. Benefit amounts shown are straight-life annuities. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Robert E. Quinn-22 years; James M. Spiezio-12 years; William T. Nachtrab-8 years; and Douglas Grotheer-18 years. Mr. Matthews does not participate in the Pension Plan.

DIRECTORS' COMPENSATION AND STOCK OPTION PLAN

         Each outside director of the Company receives an annual fee of $15,000 and is eligible to receive options under the Company's 1995 Directors Option Plan (the "1995 Directors Plan"). During fiscal 1998, the Company granted to each of Messrs. Matthews, Tuffin, Smith, Brenton and Shea options to purchase 7,500 shares of Common Stock at an exercise price of $23.67 per share, based on the market price of the Common Stock at that time. At the same time, the Company also granted Mr. Quinn (in his capacity as President of the Company) an incentive stock option to purchase 15,000 shares of Common Stock at the same exercise price under the Company's 1998 Stock Option Plan.

        The Company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The Management agreement is described in the section titled "Employment Agreements with Certain Officers."

        The Company entered into an employment and consulting agreement with Mr. Tuffin in November 1994, which shall continue in force until February 28, 1999. Pursuant to such agreement, Mr. Tuffin receives annual compensation of $105,000 for his services as a consultant to the Company. Mr. Tuffin's duties include his service as a director and Vice Chairman of the Board of Directors of the Company. During the term of the agreement and for a period of two years after its expiration, Mr. Tuffin may not compete directly or indirectly with the Company within the continental United States.

EMPLOYMENT ARRANGEMENTS

     EMPLOYMENT AGREEMENT WITH MR. QUINN

        In October 1997, the Company entered into an amended employment agreement with Mr. Quinn. Pursuant to the agreement, Mr. Quinn will receive initial compensation at the annual rate of $200,000, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. The agreement shall continue in force until February 28, 2002, unless terminated by either party in accordance with its terms, and is subject to annual renewals as described in the agreement. During the term of the agreement and for a period of two years after its expiration, or after the termination of Mr. Quinn's employment with the Company, whichever occurs later, Mr. Quinn may not compete directly or indirectly with the Company within the continental United States. The Company shall require any successor to a majority of its business activities to assume its obligations under this agreement.

     EMPLOYMENT AGREEMENTS WITH MESSRS. SPIEZIO, NACHTRAB, GROTHEER, AND RAFTERY

        In October 1997, the Company entered into employment agreements with Messrs. Spiezio, Nachtrab, Grotheer, and Raftery (each an "Executive"). Under the terms of their respective agreements, Messrs. Spiezio, Nachtrab, Grotheer, and Raftery are entitled to an annual base salary of $142,000, $136,000, $135,000 and $125,000 respectively, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. Each of the agreements shall continue in force for an initial period of three (3) years, unless such agreement is terminated by the Company or the Executive in accordance with its terms. Annually, the Board of Directors, in its discretion, may extend the term of each agreement for an additional year. During the term of each Agreement and for a period of 18 months after any termination of employment, each Executive may neither i) compete directly or indirectly with the Company within the continental United States nor ii) solicit any of the Company's customers or employees. Each of the agreements may be terminated by the Company prior to a change in control (as defined in the agreements) and upon twelve months written notice.


   MANAGEMENT AGREEMENT WITH MATTHEWS ASSOCIATES LIMITED

        The Company has entered into a management agreement with Matthews Associates Limited ("MAL"), a Massachusetts corporation, of which Mr. George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The agreement provides MAL with a minimum compensation of $350,000 per annum for all services under the agreement. The agreement expires on February 28, 2002, subject to annual renewals as described in the agreement. In the event of termination of MAL by the Company, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term.

   MANAGEMENT ADVISORY SERVICES AGREEMENT WITH HURLEY, VAUGHN & ASSOCIATES, P.C.

        The Company entered into a management advisory service agreement with Hurley, Vaughn & Associates, P.C. in September 1998. The agreement provided for compensation based on hourly rates ranging from $60.00 per hour to $185.00 per hour dependent on staff level assigned.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended September 30, 1998, the Board of Directors of the Company was responsible for establishing executive compensation (other than stock option compensation). Messrs. Quinn and Matthews participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Neither participated in setting his own compensation. No executive officer of the Company served as a director or member of a compensation committee, or its equivalent, of another entity, one of whose executive officers served as director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of September 30, 1998, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each party included in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                                         AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                                            BENEFICIAL
BENEFICIAL OWNER                                                               OWNERSHIP             BENEFICIALLY OWNED PERCENT
-------------------                                                      ---------------------       --------------------------
Charles Alpert (1)(2) ...........................................               2,609,999                      51.12%
Joseph Alpert
  WIAF Investors Co.
  466 Arbuckle Avenue
  Lawrence, NY 11516
and
Melvin B. Chrein, M.D.
Meryl J. Chrein
Marshall J. Chrein
  21 Copper Beech Lane
  Lawrence, NY 11559

George J. Matthews (3) ..........................................                 408,254                       8.00
  Chairman of the Board of Directors,
  Director & Consultant
  C/O Matthews Associates Limited
  100 Corporate Place
  Peabody, MA 01960

Wilson B. Tuffin (4) ............................................                 386,116                       7.56
  Vice Chairman and Director
  23 Arlington Street
  Acton, MA 01720

Dimensional Fund Advisors, Inc. (5) .............................                 335,500                       6.57
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401

Robert E. Quinn (6) .............................................                 113,811                       2.23
  President, CEO, Treasurer

James M. Spiezio (7) ............................................                  33,500                        *
  Vice President, Finance and Administration

William T. Nachtrab (8) .........................................                  23,000                        *
  Vice President, Engineering & Technology

Kenneth A. Smith, Director (9) ..................................                   9,000                        *

Frank H. Brenton, Director (9) ..................................                   9,000                        *

Douglas F. Grotheer (10) ........................................                  14,407                        *
  President of CMI Corporation


William J. Shea, Director .......................................                    --                      --


All directors and executive officers (13 persons) as a group (10)               1,038,855                      20.35%

-----------------------
(1) Does not reflect the effect on voting rights of the Massachusetts Control Share Acquisition Act. The Company is subject to Chapter 110D of the Massachusetts General Laws which governs "control share acquisitions," which are acquisitions of beneficial ownership of shares which would raise the voting power of the acquiring person above any one of three thresholds: one-fifth, one-third or one-half of the total voting power. All shares acquired by the person making the control share acquisition within 90 days before or after any such threshold is crossed obtain voting rights only upon the authorization from a majority of the stockholders other than the person acquiring such shares, officers of the Company and those directors of the Company who also are employees. Based on certain filings made with the SEC, the Company believes that certain control share acquisitions have occurred and that the members of the group which affected such control share acquisitions, namely WIAF Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein, Meryl J. Chrein, and Marshall J. Chrein (collectively the "Investor Group") are the holders of 1,759,255 shares (the "Affected Shares") which were acquired in control share acquisitions (within the meaning of Chapter 110D) and accordingly will have no voting rights unless or until such voting rights are authorized as described in "Description of Capital Stock."
(2) Derived from Schedules 13DA, dated March 28, 1997, Forms 5 and stockholder questionnaires to the Company. The six persons named are described as a group in such Schedules 13DA. The persons named reported ownership of the following shares: WIAF Investors Co. 1,759,756; Melvin B. Chrein 202,300; Meryl J. Chrein 246,600; Charles Alpert 50,000; Joseph Alpert 50,000; and Marshall J. Chrein 46,200. Each person reported sole voting and dispositive power with respect to the shares owned by such person. Also includes 21,021, 79435 and 2,325 shares which Melvin B. Chrein, WIAF Investors Co. and Marshall Chrein, respectively, have the right to acquire upon conversion of outstanding 10% Convertible Subordinated Debentures and 27,000, 12,000 and 3,000 shares which Charles Alpert or nominee, Melvin B. Chrein and Marshall J. Chrein, respectively have the right to acquire under outstanding warrants.
(3) Includes (i) 20,000 shares which may be purchased upon the exercise of currently exercisable options, (ii) 2,325 shares which may be acquired upon the conversion of an outstanding 10% Convertible Subordinated Debenture, (iii) 13,961 shares which Mr. Matthews' wife has the right to acquire upon the conversion of an outstanding 10% Convertible Subordinated Debenture, and (iv) 1,980 shares owned by Mr. Matthews' wife. Mr. Matthews disclaims beneficial ownership of the debenture and shares held by Mrs. Matthews.
(4) Includes 10,000 shares which may be purchased upon the exercise of currently exercisable options.
(5) The officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimensions Group, Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacity as officers of the Fund and Trust, these persons vote 126,100 shares which are owned by the Fund and 13,000 shares which are owned by the Trust.
      Dimensional Fund Advisors, Inc. disclaims beneficial ownership of these securities.
(6) Includes 91,666 shares which may be purchased upon the exercise of currently exercisable options.
(7) Includes 30,999 shares which may be purchased upon the exercise of currently exercisable options.
(8) Includes 20,999 shares which may be purchased upon the exercise of currently exercisable options.
(9) Includes 9,000 shares which may be purchased upon the exercise of currently exercisable options.
(10) Includes 12,332 shares which may be purchased upon the exercise of currently exercisable options.
(11) See notes (4), (5), (7), (8), (9) and (10) above. Also includes an additional 37,995 shares which may be purchased upon the exercise of currently exercisable options.

*     Less than 1% ownership individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has various employment and management agreements. See Item 11, "Employment Arrangements." In December 1997, the Company sold $900,000 worth of 10% Convertible Subordinated Debentures due on December 31, 1999 to WIAF Investors Co. ($500,000), Melvin Chrein ($150,000), Joshua Feibusch ($150,000), Marshall Chrein ($50,000) and George Matthews ($50,000). Such debentures are convertible into shares of Common Stock at an exercise price of $21.50 per share. WIAF Investors Co., Melvin Chrein and Marshall Chrein have filed Schedules 13DA identifying themselves as part of an investor group which holds more than five percent of the Company's outstanding Common Stock and Mr. Matthews is currently a director of the Company and at the time of the transaction was the Company's Chief Executive Officer and Treasurer. Mr. Feibusch is not affiliated with the Company.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        1. Financial Statements
            The following consolidated financial statements of the Company are filed as part of this report:

            Auditors' Report

            Consolidated Balance Sheets--September 30, 1998 and
            September 30, 1997.

            Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996.

            Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

            Notes to Consolidated Financial Statements

        2. Financial Statement Schedule for the Three Years Ended
           September 30, 1998. Auditors' Report on Schedule II-Valuation and Qualifying Accounts

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

         4(c) Financing Agreement, dated June 1, 1985 among Massachusetts Industrial Finance Agency and the Registrant relating to Massachusetts Industrial Development Revenue Bond (NMI-- 1985 Concord Issue) incorporated by reference to File No. 0-8836,
                  Part II, Exhibit 4(f).

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

         4(j) Common stock purchase warrant dated September 22, 1997 issued to Roger M. Marino for 60,000 shares.**

         10(a) Agreement, effective March 1, 1993, between the Registrant and Matthews Associates Limited. (2)

         10(b) Agreement, effective March 1, 1993, between the Registrant and Wilson B. Tuffin, as amended November 17, 1994. (2)

         10(c) Employment Agreement, effective February 8, 1995 between the Registrant and Robert E. Quinn. (7)

         10(d) Agreement with Olin Corporation regarding large caliber penetrators. (Confidential treatment has been granted for certain portions of this Exhibit). (3)

         10(e) Credit Agreement dated March 31, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company.
                  (4)

         10(f) First Amendment to Credit Agreement dated as of June 30, 1995 among the Company, Carolina Metals, Inc. and State Street Bank and Trust Company. (5)

         10(g) Amended and Restated Revolving Credit Note dated March 31, 1995 (as amended December 24, 1996 ) of the Registrant and Carolina Metals, Inc. (7)

         10(h) Second Amendment to Credit Agreement dated as of December 24, 1996 among the Registrant, Carolina Metals, Inc. and State Street Bank and Trust Company. (7)

         10(i) 10% Convertible Subordinated Debenture dated January 10, 1996 payable to WIAF Investors Co. in amount of $334,000.00 and schedule of similar debentures. (7)

         10(j) 10% Subordinated Debenture dated September 16, 1996 payable to WIAF Investors Co. in amount of $334,000.00 and schedule of similar debentures. (7)

         10(k) Letter Agreement dated as of September 16, 1996 with Kathleen Matthews and schedule similar letter agreements. (7)

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

         10(gg) Letter agreement with Roger M. Marino dated September 22, 1997 between the registrant and Roger M. Marino.**

         10(hh) 10% Subordinated Debenture dated September 22, 1997 payable to Roger Marino in the amount of $500,000.00.**

         10(ii) Letter agreement dated December 23, 1997 regarding issuance of subordinated convertible debentures among the Registrant Melvin Chrein, WIAF Investors Co., Marshall Chrein, Joshua Feibusch and George J. Matthews.**

         10(jj) 10% Convertible Subordinated Debenture dated December 23, 1997 payable to WIAF Investors Co. in amount of $500,000.00 and schedule of similar debentures.**

         10(kk) Second Amendment to Credit Agreement dated as of December FY'98 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**

         10(ll) Second Additional Revolving Credit Note dated December 29, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.**

         21       Subsidiaries of the Registrant. **

         23(a)    Consent of Independent Public Accountants.***

         27       Financial Data Schedule.***

         99(a) Memorandum of Decision dated September 13, 1996 from the United States Army Contract Adjustment Board. (8)

-------------------------
*    Item numbers correspond to Exhibit Table, Item 601, Regulation S-K

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

--------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         STARMET CORPORATION


Date:  January 19, 1999           By: /s/ Robert E. Quinn
                                  ----------------------------------------------
                                  Robert E. Quinn, President and Chief Executive
                                  Officer (principal executive officer and
                                  director)

Date: January 19, 1999            By: /s/ Kenneth A. Hurley
                                  ----------------------------------------------
                                  Kenneth A. Hurley, Interim Chief Financial
                                  Officer

Date: January 19, 1999            By: /s/ George J. Matthews
                                  ----------------------------------------------
                                  George J. Matthews, Chairman of the Board of
                                  Directors

Date: January 19, 1999            By: /s/ Wilson B. Tuffin
                                  ----------------------------------------------
                                  Wilson B. Tuffin, Vice Chairman

Date: January 19, 1999            By: /s/ Frank H. Brenton
                                  ----------------------------------------------
                                  Frank H. Brenton, Director

Date: January 19, 1999            By: /s/ Kenneth A. Smith
                                  ----------------------------------------------
                                  Kenneth A. Smith, Director

Date: January 19, 1999            By: /s/ William J. Shea
                                  ----------------------------------------------
                                  William J. Shea, Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                          Independent Auditors' Report

                 Schedule II--Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To the Board of Directors and Stockholders of Starmet Corporation:

        We have audited the accompanying consolidated balance sheets of Starmet Corporation (formerly Nuclear Metals, Inc.) (a Massachusetts Corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmet Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred a significant loss in 1998 and is in default under its credit agreement which expires in March 1999, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The consolidated financial statements and schedule referred to above as of September 30, 1997 and 1996, and for the years then ended, have been restated (see Note 2).


                                         ARTHUR ANDERSEN LLP
Boston, Massachusetts
January 8, 1999

                      STARMET CORPORATION AND SUBSIDIARIES
                 Schedule II- Valuation and Qualifying Accounts
                  For the Three Years Ended September 30, 1998


                                                               ADDITIONS
                                             BALANCE AT        CHARGED TO
                                            BEGINNING OF       COSTS AND
CLASSIFICATION                                  YEAR           EXPENSES         DEDUCTIONS       END OF YEAR
--------------                                  ----           --------         ----------       -----------
YEAR ENDED SEPTEMBER 30, 1998:
Allowance for doubtful accounts ....        $  421,000        $  103,000        $     --          $  524,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------
Inventory Reserves .................        $4,212,000        $4,951,000        $     --          $9,163,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------
YEAR ENDED SEPTEMBER 30, 1997:
Allowance for doubtful accounts ....        $  821,000        $     --          $  400,000        $  421,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------
Inventory Reserves (as restated) (a)        $4,212,000        $     --          $     --          $4,212,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------
YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts ....        $  883,000        $  100,000        $  162,000        $  821,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------
Inventory Reserves (as restated)(a).        $1,522,000        $2,690,000        $     --          $4,212,000
                                            ----------        ----------        ----------        ----------
                                            ----------        ----------        ----------        ----------

--------------------------
(a) See Note 1 of Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS



                                                                                     1998             1997
                                                                                ------------     -------------
                                                                                                  (AS RESTATED)
ASSETS
  CURRENT ASSETS:
    Cash and cashequivalents                                                    $    327,000     $    195,000
    Restricted cash                                                                   238,000           73,000
    Accounts receivable, net of allowances for doubtful accounts
     of $524,000 in 1998 and $421,000 in 1997                                       6,020,000        5,546,000
    Inventory                                                                       4,005,000        5,239,000
    Other current assets                                                              545,000          619,000
                                                                                 ------------     ------------
      Total Current Assets                                                         11,135,000       11,672,000
                                                                                 ------------     ------------

  PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                            2,136,000        2,124,000
    Buildings                                                                      18,866,000       17,656,000
    Machinery, equipment and fixtures                                              22,505,000       18,472,000
    Construction-in-progress                                                          161,000          831,000
                                                                                 ------------     ------------
      Total Property, Plant and Equipment                                          43,668,000       39,083,000
    Less: Accumulated depreciation                                                 25,731,000       24,036,000
                                                                                 ------------     ------------
    Property, plant, and equipment, net                                            17,937,000       15,047,000
    Noncurrent Inventory                                                            1,500,000        5,851,000
  OTHER ASSETS                                                                      1,861,000        1,784,000
                                                                                 ------------     ------------
                                                                                 $ 32,433,000     $ 34,354,000
                                                                                 ------------     ------------
                                                                                 ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of long-term obligations                                     $  8,582,000     $  1,885,000
    Accounts payable                                                                8,392,000        3,123,000
    Accrued payroll and related costs                                               1,541,000        1,215,000
    Other accrued expenses                                                          4,758,000          907,000
                                                                                 ------------     ------------
      Total Current Liabilities                                                    23,273,000        7,130,000
                                                                                 ------------     ------------
  LONG-TERM OBLIGATIONS                                                               --               430,000
                                                                                 ------------     ------------
  NOTES PAYABLE TO SHAREHOLDERS                                                     2,083,000        1,048,000
                                                                                 ------------     ------------
  STOCKHOLDERS' EQUITY
    Common stock, par value $.10; authorized - 15,000,000 shares; issued and outstanding for 1998 and 1997;
    4,790,674 shares and 4,784,244 shares, respectively                               479,000          478,000
    Additional paid-in capital                                                     14,067,000       14,033,000
    Warrants Issued                                                                   687,000          360,000
    Retained earnings (deficit)                                                    (8,156,000)      10,875,000
                                                                                 ------------     ------------
      Total Stockholders' Equity                                                    7,077,000       25,746,000
                                                                                 ------------     ------------
                                                                                 $ 32,433,000     $ 34,354,000
                                                                                 ------------     ------------
                                                                                 ------------     ------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    1998              1997             1996
                                                                               ------------      ------------     -------------
                                                                                                 (AS RESTATED)     (AS RESTATED)
NET SALES AND CONTRACT REVENUES                                                $ 34,823,000      $ 28,062,000     $ 28,694,000
                                                                               ------------      ------------     ------------
COST AND EXPENSES:
Cost of sales                                                                    40,028,000        20,136,000       24,403,000
Selling, general, and administrative expenses                                    11,136,000         5,448,000        5,325,000
Research and development expenses                                                 1,421,000         1,309,000          876,000
Loss on write-off of fixed assets                                                     --              358,000            --
                                                                               ------------      ------------     ------------
                                                                                 52,585,000        27,251,000       30,604,000
                                                                               ------------      ------------     ------------
OPERATING INCOME (LOSS)                                                         (17,762,000)          811,000       (1,910,000)


Interest Income and Other Expense, net                                              145,000             2,000           89,000

Interest Expense                                                                  1,124,000           296,000          387,000
                                                                               ------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                                               (19,031,000)          513,000       (2,386,000)

Provision  for Income Taxes                                                            --              31,000            1,000
                                                                               ------------      ------------     ------------

NET INCOME (LOSS)                                                              $(19,031,000)     $    482,000     $ (2,387,000)
                                                                               ------------      ------------     ------------
                                                                               ------------      ------------     ------------
PER SHARE INFORMATION*

Basic Net Income (Loss) per Common and Common Equivalent Share                        (3.97)     $       0.10     $      (0.50)
                                                                               ------------      ------------     ------------
Weighted average number of common and common equivalent shares
outstanding                                                                       4,789,000         4,783,000        4,779,000
                                                                               ------------      ------------     ------------
                                                                               ------------      ------------     ------------

Diluted net income (loss) per common and dilutive potential
common shares outstanding                                                             (3.97)             0.10            (0.50)

Weighted average number of common and dilutive potential common
shares outstanding                                                                4,789,000         4,959,000        4,779,000
                                                                               ------------      ------------     ------------
                                                                               ------------      ------------     ------------


*Adjusted to reflect 2 for 1 stock split issued on April 7, 1997.


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                       ------------------       ADDITIONAL                    RETAINED
                                       NUMBER OF       PAR       PAID-IN                      EARNINGS
                                        SHARES       VALUE       CAPITAL       WARRANTS       (DEFICIT)         TOTAL
                                        ------       -----       -------       --------       ---------         -----
Balance at September 30, 1995          4,776,000   $478,000    $13,987,000     $     --     $ 12,780,000    $ 27,245,000
                                       ---------   --------    -----------     --------     ------------    ------------

Warrants issued                               --         --             --      130,000               --         130,000

Stock options exercised                    6,000         --         32,000           --               --          32,000
Net loss for year (as restated)               --         --             --           --       (2,387,000)     (2,387,000)
                                       ---------   --------    -----------     --------     ------------    ------------

Balance at September 30, 1996          4,782,000   $478,000    $14,019,000     $130,000     $ 10,393,000    $ 25,020,000
                                       ---------   --------    -----------     --------     ------------    ------------

Warrants issued                               --         --             --      230,000               --         230,000

Stock options exercised                    2,000         --         14,000           --               --          14,000
Net income for year (as restated)             --         --             --           --          482,000         482,000
                                       ---------   --------    -----------     --------     ------------    ------------

Balance at September 30, 1997          4,784,000   $478,000    $14,033,000     $360,000     $ 10,875,000    $ 25,746,000
                                       ---------   --------    -----------     --------     ------------    ------------

Warrants issued                               --         --             --      327,000               --         327,000

Stock options exercised                    6,000      1,000         34,000           --               --          35,000
Net loss for year                             --         --             --           --      (19,031,000)    (19,031,000)
                                       ---------   --------    -----------     --------     ------------    ------------

Balance at September 30, 1998          4,790,000   $479,000    $14,067,000     $687,000     $ (8,156,000)   $  7,077,000
                                       ---------   --------    -----------     --------     ------------    ------------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                                                     1998            1997            1996
                                                                                 ------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            (AS RESTATED)   (AS RESTATED)
  Net income (loss)                                                              $(19,031,000)    $   482,000     $(2,387,000)
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation and amortization                                                   2,157,000       1,588,000       1,493,000
    Loss on write-off of fixed assets                                                      --         358,000              --
    Changes in assets and liabilities, net
      Decrease (increase) in accounts receivable                                     (474,000)       (616,000)       (201,000)
      Decrease (increase) in inventory, net of reserves                             5,585,000       1,585,000       1,449,000
      (Decrease) increase in accounts payable and accrued expenses                  9,446,000      (3,629,000)      3,358,000
    Gain on sale of building                                                               --              --         (75,000)
    Changes in other long-term liabilities                                                 --              --        (301,000)
    Other                                                                              23,000        (689,000)        440,000
                                                                                 ------------    ------------    ------------
      Net cash provided (used) by operating activities                             (2,294,000)       (921,000)      3,776,000
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure, net                                                         (4,585,000)     (1,788,000)     (1,449,000)
  Sales of marketable securities, net                                                      --              --         170,000
  Proceeds from sale of property, plant & equipment                                        --              --         172,000
                                                                                 ------------    ------------    ------------
      Net cash (used) provided by investing activities                             (4,585,000)     (1,788,000)     (1,107,000)
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment under long-term obligations                                      (184,000)       (545,000)             --
  Payments on bank debt                                                           (19,332,000)     (9,801,000)     (4,856,000)
  Proceeds from bank debt                                                          25,792,000      11,508,000       1,530,000
  Proceeds from notes payable to shareholders and warrants                            900,000         500,000         850,000
  Proceeds from stock issuance                                                             --          14,000          32,000
                                                                                 ------------    ------------    ------------
      Net cash (used) provided by financing activities                              7,176,000       1,676,000      (2,444,000)
                                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash and cash equivalents at beginning of year                                        268,000       1,301,000       1,076,000

Cash and cash equivalents at end of year                                              565,000         268,000       1,301,000
                                                                                 ------------    ------------    ------------
                                                                                 $    297,000     $(1,033,000)    $   225,000
                                                                                 ------------    ------------    ------------
                                                                                 ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
      Interest, net of amounts capitalized                                       $  1,019,000    $    266,000     $   345,000

      Income tax refunds received                                                $         --    $     14,000     $    11,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Capital lease obligations                                                      $         --    $       --       $    75,000
  Loss on write-off of inventory                                                 $   4,951,000   $       --       $ 2,690,000



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  LIQUIDITY

The Company's financial statements for the year ended September 30, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and the liabilities and commitments in the normal course of business. The Company incurred a net loss of $19,031,000 for the year ended September
30, 1998. As of September 30, 1998 the Company was out of compliance and in default with its credit facility with State Street Bank, all amounts outstanding under this facility, $7,171,000 as of September 30, 1998, were due on November 15, 1998. In December 1998, the Company entered into a forbearance agreement with the Bank that extends the maturity date of the credit facility to March 31, 1999. In addition, on December 10, 1998 $850,500 was due by the Company to certain stockholders pursuant to Subordinated Debentures. The Company has been granted a three-year extension to December 10, 2001 on all principal payments related to the subordinate Debentures. The Company's auditors' report dated January 8, 1999, includes a reference to the substantial doubt of the Company's ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with regard to the existing capital deficiency are to adjust spending levels to appropriate amounts to ensure greater financial stability and to actively pursue additional subordinate secured debt and partnering relations with target customers. The Company is also managing payment plans with certain suppliers.

As a result of the significant loss in 1998 and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels as well as establishing payment plans with certain critical suppliers. Pursuant to the revised business plan, the Company's limited financial resources will be directed toward only certain business segments and new technologies. Accordingly, the Company is no longer able to implement or complete its previously planned fluorine development project and other Depleted Uranium product development projects. Management has reassessed the carrying value of all of the Company's assets and liabilities in light of its current operating environment and revised business plan and has written-off its UF4 inventory of approximately $2.3 million and has written-off the value of certain other DU related inventory and supplies of $2.4 million. In addition, management has recorded a liability of approximately $3.4 million for the estimated disposal cost of the UF4 inventory.

In addition to write offs that have been recorded, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract, decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan of financing such liabilities; however, management, based on written advice of legal counsel, believes that the U.S. Government has a responsibility for these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

2.  OPERATIONS

Starmet Corporation (The Company) is a manufacturer of specialized metal products which are fabricated by a variety of metalworking processes. Effective October 1, 1997 the company changed its name from Nuclear Metals, Inc. to Starmet Corporation. Export sales to foreign unaffiliated customers are 18%, 25% and 28% of total net sales and contract revenues in fiscal 1998, 1997 and 1996, respectively. A significant portion of the Company's sales revenue has been derived from major customers as follows:


                     1998   1997  1996
                     ----   ----  ----
USEC                  14%   14%    5%
Royal Ordnance        13%   19%   11%
Primex Technologies   12%   12%   20%
Lockheed Martin       11%    7%   16%


In August 1998, the Company restated its September 30, 1996 and September 30, 1997 consolidated financial statements. The restatement related to the Company's accounting for inventory reserves. During the year ended September 30, 1996, the Company had provided approximately $3.3 million of reserves for DU inventory, of which approximately $1.0 million of such reserves were reversed into income during the year ended September 30, 1997, based upon management's estimate of the future recoverability of DU inventory. After further review, management of the Company has determined, based on consideration of the applicable accounting literature and all of the relevant information available at the time of the release of the Company's September 30, 1996 financial statements, that the reserves provided in 1996 should have been lower by approximately $650,000 ($0.14 per diluted share) and the reversal of approximately $1.0 million ($0.20 per diluted share) of such reserves in 1997 should not have been recorded. In the future, inventory reserves will not be reversed until the related inventory is sold or disposed.

                                1996                          1997
                     --------------------------     ---------------------------
                     AS REPORTED    AS RESTATED     AS REPORTED     AS RESTATED
                     -----------    -----------     -----------     -----------

Net Income: ....... $(3,037,000)    $(2,387,000)     $1,482,000        $482,000
Income per share:
  Basic ........... $     (0.64)    $     (0.50)     $     0.31        $   0.10
  Diluted ......... $     (0.64)    $     (0.50)     $     0.30        $   0.10


3.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Starmet Corporation and its wholly owned subsidiaries: Starmet Powders, LLC, Starmet Aerocast, LLC Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation and NMI Foreign Sales Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEARS

References in these financial statements to 1998, 1997, and 1996 are for the fiscal years ended September 30, 1998, September 30, 1997, and September 30, 1996, respectively. The accompanying financial statements and all share and per share information have been restated to reflect a 2 for 1 stock split effective in April 1997.

REVENUE RECOGNITION

Revenues are recorded when products are shipped, except for revenues on long-term contracts, which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts, which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual number of contract units completed to date to the total units to be completed under the respective contract or by relating total costs incurred to total estimated cost at completion. When the estimated total costs on a contract indicates a loss, the Company's policy is to record the entire loss currently. Performance incentives and penalties incorporated in certain government contracts are recognized when incentives are earned or awarded or when penalties are incurred or assessed. Contract revenues include fees resulting from facilitization contract with the U.S. Army (contracts to establish production capacity through the purchase and installation of equipment to be owned by the U.S. Army.) The consolidated balance sheets do not include the cost of this U.S. Army owned equipment.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are recorded at cost, which approximates market value. Cash equivalents include certificates of deposit with a maturity of three months or less.

RESTRICTED CASH

The Company is required to maintain a certain amount of cash at a bank as collateral for a letter of credit issued by the bank on behalf of the Company. As of September 30, 1998, $238,000 was held in an account with the bank pursuant to the letter of credit agreement.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor, and manufacturing and engineering overhead. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are recorded at the lower of cost or net realizable value. For financial reporting purposes, the Company provides depreciation on the straight-line method over the estimated useful lives of the assets, which are as follows:

Buildings............................... 20--30 years
Machinery, equipment, and fixtures......  3--10 years


Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. When property, plant, and equipment are sold, retired or disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss is included in operations.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets whose realizability is uncertain.

The deferred federal and state income taxes result primarily from using accelerated depreciation on property, plant, and equipment for income tax reporting purposes and from establishing reserves which are not currently deductible for income tax purposes, respectively.


                                                  1998    1997    1996
                                                  ----   -----   ------
Statutory rate                                    34.0%   34.0%  (34.0)%
Increase (reduction) in taxes resulting from:
 State taxes, net of federal effect                6.0     6.0    (6.0)
 Valuation allowance                             (40.0)  (38.0)   40.0
                                                 ------  ------  -------
                                                     -%    2.0%      -%
                                                 ------  ------  -------
                                                 ------  ------  -------


As of September 1998, the Company has a federal net operating loss carryforward of approximately $17.9 million of which $3.2 million expires in 2009 and $1.8 million expires in 2010, $3.0 million expires in 2011, $3.1 million in 2012 and $6.9 million in 2013. State net operating loss carry forwards of approximately $21.3 million, will expire between 1999 through 2009. These net operating loss carryforwards are fully reserved by valuation allowances due to uncertainty regarding their realizability.

The components of the provision (benefit) for income taxes are as follows:


                                         1998           1997          1996
                                     ------------   ------------   ----------
Current (Benefit) Provision
 Federal                             $(2,355,000)   $  (961,000)   $(363,000)

 State                                  (729,000)      (299,000)    (112,000)

 Valuation allowance                   3,084,000      1,260,000      475,000
                                     -----------    -----------    -----------
 Total current (Benefit) Provision            --             --           --
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------

Deferred (Benefit) Provision:



Federal                              $(3,490,000)   $(1,310,000)   $  (592,000)

State                                 (1,080,000)      (451,000)      (183,000)

Valuation allowance                    4,570,000      1,792,000        776,000
                                     -----------    -----------    -----------
Total deferred (Benefit) Provision:           --         31,000          1,000
                                     -----------    -----------    -----------
Total (Benefit) Provision:                    --         31,000          1,000
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------

The Company has provided a full valuation allowance on the net deferred tax assets as of September 30, 1998, and 1997. The Company's alternative minimum tax credit has an unlimited life. The tax effects of significant items making up the deferred tax liabilities and deferred tax assets, as of the end of the 1998 and 1997 fiscal years are as follows:


                                                            1998           1997
                                                        -----------    -----------
Assets:
  Reserves not currently deductible for tax purpose     $ 5,526,000    $ 1,665,000
  Accrued employee health benefits                           39,000         36,000
  Federal operating loss carryforward                     5,423,000      3,344,000
  State operating loss carryforwards and other assets     2,025,000      1,903,000
  Other                                                     670,000        460,000
  Valuation allowance                                    (9,085,000)    (4,082,000)
                                                        -----------    -----------
      Total deferred tax assets                           4,598,000      3,326,000
      Alternative minimum tax credit                        407,000        407,000
                                                        -----------    -----------
                                                        $ 5,005,000    $ 3,733,000
                                                        -----------    -----------
                                                        -----------    -----------

Liabilities
  Fixed asset basis difference                          $ 3,830,000    $ 2,422,000
  Employee benefits                                         720,000        813,000
  Other                                                     455,000        498,000
                                                        -----------    -----------
                                                        $ 5,005,000    $ 3,733,000
                                                        -----------    -----------
                                                        -----------    -----------

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development incurred under customer contracts are expensed through cost of sales in the period incurred.

Customer funded research and development:


                                       YEAR ENDED SEPTEMBER 30,
                                  -----------------------------------
                                    1998        1997         1996
                                  --------    --------    -----------
Revenue......................     $831,000    $793,000    $1,812,000
Cost of Sales................     $974,000    $675,000    $1,273,000


INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted SFAS No 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 replaces primary earnings per share with "basic earnings per share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. In addition, SFAS No 128 replaces fully diluted earnings per common share with "diluted earnings per common share." Dilution for options and warrants under SFAS No. 128 is computed using the average share price of the Company's common stock for the period. In loss periods, potentially dilutive securities are excluded as they would be anti-dilutive. All previously reported amounts for EPS have been restated to conform with SFAS 128.

Common share and common share dilutive potential disclosures are:


                                             YEARS ENDED SEPTEMBER 30,
                                        ----------------------------------
                                           1998       1997         1996
                                        ----------  ---------   ---------
Weighted average common shares
  outstanding.......................    4,789,000   4,783,000   4,779,000
Dilutive potential common shares....           --     176,000          --
                                        ---------   ---------   ---------
Diluted common shares...............    4,789,000   4,959,000   4,779,000
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------
Options and warrants excluded from
  diluted income per common share as
  their effect would be
  anti-dilutive.....................      769,300          --     303,000
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------


RECLASSIFICATION

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, notes receivable from officers, accounts payable and notes payable. The carrying amounts of the Company's cash and equivalents, restricted cash accounts receivable, notes receivable from officers and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying value of the notes payable also approximates the fair value, based on rates available to the Company for debt with similar terms and remaining maturities.

LEGAL COSTS FOR LOSS CONTINGENCIES

Legal costs are recorded in the period in which the legal services are provided.

4.  ACCOUNTS RECEIVABLE

The following is an analysis of accounts receivable (net of allowances for doubtful accounts):


                                             1998         1997
                                          ----------   ----------
                                                      (AS RESTATED)
Accounts receivable                       $5,327,000   $5,460,000
Unbilled receivables and retainages due
  upon completion of contracts               693,000       86,000
                                          ----------   ----------
                                          $6,020,000   $5,546,000
                                          ----------   ----------
                                          ----------   ----------


5.  INVENTORY

Inventory (net of reserves) at September 30, 1998 and 1997, was follows:


                       1998          1997
                   -----------   -----------
                                 (AS RESTATED)

Raw materials       $1,984,000   $ 7,921,000
Work-in-progress     2,865,000     2,511,000
Finished goods         656,000       658,000
                   -----------   -----------
Total Inventory     $5,505,000   $11,090,000
                   -----------   -----------
                   -----------   -----------


As of September 30, 1998 and 1997, approximately $2.5 million and $5.8 million of the Company's inventory net of $7.9 million and $3.2 million reserves, respectively consists of Depleted Uranium (DU) in various stages of production. During 1998, the Company increased its reserve for DU from $3.2 million to $7.9 million to fully reserve for DU in various stages of production. See Note 1.

6.  OTHER ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 1998 and 1997.


                                  1998        1997
                              ----------   ----------
                                          (AS RESTATED)
Waste burial cost              4,149,000   $404,000
Other                            609,000    503,000
                              ----------   ----------
                              $4,758,000   $907,000
                              ----------   ----------
                              ----------   ----------


During 1997, the Company reduced certain accruals by $1,750,000 for site remediation and waste burial costs which were deemed no longer necessary.

7.  LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations and notes payable of the Company are as follows:


                                                                         1998           1997
                                                                     -----------   ------------
                                                                                   (AS RESTATED)
Line of Credit, interest rate of prime plus 0.5% (8.75% and 9.0%
 at September 30, 1998 and 1997, respectively)                        $ 7,171,000    $1,706,000
Industrial Development Revenue Notes, variable interest rates
 (5.4862% and 5.6524% at September 30, 1998 and 1997, respectively)
 due in quarterly principal payments through 2000                         100,000       180,000
Notes payable to Shareholders interest only payments of 10%
 until maturity                                                         2,247,000     1,350,000
Note Payable, monthly principal and interest payments
  through November 2000, interest rate of 10.25%                          283,000       370,000
Note payable, monthly principal and interest payments through
  October 29, 2003, interest rate of 10.25%                               486,000          --
Note payable, monthly principal and interest payments through
  September 30, 2008, interest rate of 10%                                498,000          --
Capital Leases                                                             44,000        59,000
                                                                     -----------   ------------
                                                                      $10,829,000    $3,665,000
Less unamortized discount on shareholder debentures                       164,000       302,000
Less current portion of long-term obligations                           8,582,000     1,885,000
                                                                     -----------   ------------
Total long-term obligations and shareholder debentures                $ 2,083,000    $1,478,000
                                                                     -----------   ------------
                                                                     -----------   ------------


CREDIT FACILITY

On August 7, 1997, the Company and its principal bank lender, State Street Bank & Trust Company, signed the Third Amendment to the credit agreement dated March 31, 1995 (as amended, the "Credit Agreement"). The Third Amendment increased the Company's credit facilities from $4.25 million to $6.55 million, with a maturity date of February 28, 1998. The $6.55 million consists of $3.55 million of letters of credit and $3.0 million credit line for working capital. Borrowings under the Credit Agreement bear interest at the prime rate plus 1/2 of 1%. The Company also pays a fee of 1/2 of 1% on the unused portion of the credit facilities.

As of September 30, 1997, the Company was not in compliance with certain financial covenants contained in the Credit Agreement including minimum working capital and maximum capital expenditures incurred for the year ended September 30, 1997, as defined.

On October 1, 1997, the Company amended and restated the Credit Agreement (the "Amended Credit Agreement") which amended and restated the Credit Agreement dated March 31, 1995. The total amount of the credit available to the Company remained at $6.55 million, and the Company and all its subsidiaries became borrowers under the Amended Credit Agreement. The Amended Credit Agreement is secured by an Amended and Restated Joint Security Agreement, whereby the Company and its subsidiaries granted to the lender a first priority security interest in all accounts, inventory and general intangibles. The Company is subject to certain operating and financial covenants, including minimum tangible capital, as defined and net income requirements in connection with the credit facility. Also, the minimum working capital requirement in the Credit Agreement was deleted.

The Company has entered into a First Amendment to the Amended Credit Agreement with its lender dated December 9, 1997, which provided for an increase in the credit facility to $8.05 million.

On December 29, 1997, the Company entered into a Second Amendment to the Amended Credit Agreement which provides for the following: (i) the total amount of credit available to the Company increased from $8.05 million to $9.55 million;
(ii) the terms of repayment for the line of credit have been revised as follows, the maximum aggregate liability (including letters of credit) of the Company under the Existing Credit Facility shall not exceed $8.1 million from July 1, 1998 through September 30, 1998, and $6.6 million from October 1, 1998 through February 28, 1999, which is when the balance is due; and (iii) the non-compliance with the maximum capital expenditures for the year ended September 30, 1997 was waived and certain financial covenants have been amended. As of September 30, 1997 all amounts due under the Amended Credit Agreement were classified in the accompanying balance sheet in accordance with the stated maturity dates of the Amended Credit Agreement as Amended on December 29, 1997.

In consideration of the Second Amendment to the Amended Credit Agreement the Company has issued to the lender a warrant to purchase 25,000 shares of common stock at the ten day average of fair market value as of December 29, 1997. The Company also paid its lender $15,000 upon execution of the Second Amendment.

For the three months ended December 31, 1997, the Company recorded a loss before interest and taxes in excess of the amount permitted under the Amended Credit Agreement. On February 23, 1998, the Company received a waiver from the lender for this event of non-compliance for the three months ended December 31, 1997.

As of March 31, 1998 the Company was out of compliance with one of its financial covenants, pursuant to the Amended Credit Agreement, that limits the amount of capital expenditures the Company may make during the year ending September 30, 1998. On May 15, 1998, the Company received a waiver from the bank for this event of non-compliance and of non-compliance with the capital expenditure financial covenant for the remainder of fiscal 1998. As of March 31, 1998 all amounts due under the Amended Credit Agreement have been classified as current in the accompanying balance sheet in accordance with the stated maturity dates of the Agreement.

On June 11, 1998, the Company and its lender entered into the Third Amendment to Credit Agreement dated June 11, 1998 which provided for (i) a revised amortization schedule whereby the maximum aggregate liability (including letters of credit) of the Company under the Existing Credit Facility shall not exceed $9.6 million through September 30, 1998, $8.1 million from October 1, 1998 through December 31, 1998, and $6.6 million from January 1, 1999 through February 28, 1999, which is when the balance is due and (ii) a reduction of the net income covenant for the third quarter of fiscal 1998.

As of June 30, 1998, the Company was out of compliance with the financial covenant under its credit agreement that limits the net loss reported for the fiscal quarter ended June 30, 1998. On August 7, 1998, the Company received a waiver for this event of non-compliance and any events of non-compliance as a result of the restatement of the Company's financial statements for the years ended September 30, 1997 and 1996. In addition, the credit agreement was modified such that the availability was increased to $11,050,000, through September 30, 1998; $8,050,000 from October 1, 1998 through December 31, 1998, and $6,550,000 on January 1, 1999 and thereafter until it's maturity on February 28, 1999. Also, the tangible capital base required by the agreement should not be less than $22,500,000 as of September 30, 1998 plus an increase equal to the $22,500,000 as of September 30, 1998 plus an increase equal to the aggregate of 75% of the Company's net income for each fiscal quarter after September 30, 1998. Net income (loss) shall be not less than ($500,000) for the quarter ending September 30, 1998 and $750,000 for the quarter ending December 31, 1998 and each quarter thereafter.

As of September 30, 1998 and subsequently the Company has not been in compliance with the financial covenants under its credit agreement. Accordingly, all amounts outstanding under the loan agreement became due on demand. On December 24, 1998 the Company and the bank entered into a forbearance arrangement that extends the due date of the outstanding balance until March 31, 1999. See Note 12.

NOTES PAYABLE TO STOCKHOLDERS

On January 10, 1996, the Company issued $500,500 in principal amount of its 10% Convertible Subordinated Debentures, the principal amount of which is convertible at the option of the holder into shares of the Company's Common Stock at the rate of $5.945 per share. The original maturity date of these Debentures, June 10, 1997, has been extended by the holders pursuant to certain letter agreements until December 10, 2001. In consideration for the extended Debentures on December 10, 1998, the holders were issued three-year warrants to purchase an aggregate of 60,000 shares of common stock at an exercise price of $6.00 per share, subject to anti-dilution adjustments. These Debentures were issued to persons who are significant stockholders of the Company or related to such persons.

On September 16, 1996 the Company issued an additional $350,000 in principal amount pursuant to its 10% Subordinated Debentures due December 10, 1998 which were issued to certain significant stockholders of the Company. In consideration for the Debentures, the holders were issued three-year warrants to purchase an aggregate of 42,000 shares of common stock at an exercise price of $7.50 per share, subject to anti-dilution adjustments. The original maturity date of these Debentures, December 10, 1998, has been extended by the holders pursuant to certain letter agreements until December 10, 2001. In consideration for extending the maturity date of the Debentures, the holders were issued three-year warrants to purchase an aggregate of 42,000 shares of common stock at an exercise price of $6.00 per share, subject to anti-dilution adjustments. Debentures were issued to persons who are significant stockholders of the Company or related to such persons.

On September 22, 1997 the Company issued an additional $500,000 in principal amount pursuant to its 10% Subordinated Debentures due December 10, 2000 which were issued to a stockholder of the Company. In consideration for the Debentures, the holder was issued three-year warrants to purchase an aggregate of 60,000 shares of common stock at an exercise price of $17.875 per share, subject to anti-dilution adjustments.

On December 23, 1997 the Company issued $850,000 in principal amount of its 10% Convertible Subordinated Notes due December 31, 1999 which were issued to certain significant stockholders of the Company. The principal amount of the notes are convertible at the option of the holder into shares of the Company's Common Stock at the rate of $21.50 per share. Subsequent to December 31, 1997, the Company issued an additional $50,000 in principal amount of these Convertible Subordinated Notes on the same terms.

INDUSTRIAL REVENUE BONDS

The Industrial Revenue Bonds (the "IRBs") outstanding consists of one note issue. The interest rate on this note is 66.5% of the lender's prime interest rate. This note is secured by property, plant and equipment.

The IRBs contain restrictive covenants including, among others, a requirement to maintain minimum working capital, consolidated net worth and a minimum current ratio. As of September 30, 1998, the Company was not in compliance with certain of these financial covenants.

Maturities of debt obligations subsequent to September 30, 1998 are:
1999--$8,582,000; 2000--$897,000; 2001--$500,000; 2002--$850,000; and
$0 thereafter.

8.  STOCK OPTION AND WARRANT AGREEMENTS

STOCK OPTION PLANS

As of September 30, 1998, a total of 638,750 shares of common stock have been reserved for issuance upon exercise of options issued or issuable pursuant to the Company's stock option plans for employees and directors. The exercise price of options issued or issuable under such plans may not be less than 100% of the fair market value of the shares purchasable on the date of grant of the options. Information concerning options which have been granted under the plans and the exercise prices thereof is set forth below. Those options with an indicated exercise price of $3.32 expire in 2003, those with an exercise price of $6.75, $7.00, or $8.00 expire in 2004, those with an exercise price of $6.13 or $6.38 expire in 2005, those with an exercise price of $7.38 expire in 2006, and those with an exercise price of $15.56 expire in 2007, and those with an exercise price of $23.67 expire in 2008, in each case on the anniversary of the date of the grant.

Common shares under option are presented:


                                                1998                   1997                     1996
                                         --------------------   ------------------      ---------------------
                                                     WEIGHTED              WEIGHTED                  WEIGHTED
                                          NUMBER      AVERAGE   NUMBER     AVERAGE       NUMBER      AVERAGE
                                            OF       EXERCISE     OF       EXERCISE        OF        EXERCISE
                                          SHARES      PRICE     SHARES      PRICE        SHARES       PRICE
                                         ---------   --------   --------- ---------     -------       --------
Options outstanding, beginning of year    367,000      8.24     241,000       6.20        77,000        6.25



       Exercised                           (6,000)     6.54      (2,000)      6.13            --          --
       Granted                            238,000     23.67     131,000      11.53       166,000        6.13
       Canceled                            (7,000)    17.07      (3,000)      6.88        (2,000)       3.32
                                         ---------   --------   --------- ---------     --------      --------
Options outstanding, end of year          592,000     14.27     367,000       8.24       241,000        6.20
                                         ---------   --------   --------- ---------     --------      --------
                                         ---------   --------   --------- ---------     --------      --------
Options exercisable                       265,500               205,300                  100,400
                                         ---------              ---------               ---------
Options available for future grants        46,400                 9,300
                                         ---------              ---------               ---------
                                         ---------              ---------               ---------
Weighted average fair value of
options granted during the year                       14.70                   8.18                      4.41



The following summarizes certain data for options outstanding at September 30, 1998.


                                                                                                          WEIGHTED
                                                                                    WEIGHTED              AVERAGE
                                            NUMBER           RANGE OF               AVERAGE              REMAINING
                                             OF              EXERCISE              EXERCISE             CONTRACTUAL
                                           SHARES             PRICES                PRICES                 LIFE
                                           -------         -------------         -----------            -------------
Options outstanding, end of year            15,000          3.32 -  4.98              3.32                  5.21
                                           267,000          4.98 -  7.74              7.13                  7.03
                                            10,000          7.47 - 11.21              8.00                  5.79
                                            66,000         11.21 - 15.56             15.56                  8.85
                                           234,000         15.56 - 23.67             23.67                  9.47
                                           -------
                                           592,000                                   14.52                  8.13
                                           -------
                                           -------

Options exercisable                         15,000          3.32 -  4.98              3.32                  5.21
                                           218,500          4.98 -  7.47              6.44                  6.24
                                            10,000          7.47 - 11.21              8.00                  5.79
                                            22,000         11.21 - 15.56             15.56                  8.56
                                           -------
                                           265,500                                    8.37                  6.36
                                           -------
                                           -------


On February 20, 1998, the Board of Directors adopted the Company's 1998 Stock Plan (the "1998 Stock Plan") and the 1998 Stock Plan was approved by the Company's stockholders at a meeting on March 18, 1998. The Company has reserved 300,000 shares of Common Stock for issuance under the 1998 Stock Plan to employees, officers, directors and consultants of the Company.

The 1998 Stock Plan provides for the granting of incentive stock options which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), the granting of non-qualified stock options which do not meet the requirements of Section 422 of the

Code, opportunities to make direct purchases of the Company's Common Stock, and opportunities to make awards of the Company's Common Stock. If any unexercised option granted pursuant to the 1998 Stock Plan lapses or terminates for any reason, the shares of Common Stock covered thereby are again available for subsequent option grants under the 1998 Stock Plan.

The Company has granted options to purchase 200,000 shares of Common Stock at an exercise price of $23.67 per share, based on the market price of the Common Stock at that time, under the 1998 Stock Plan, of which 65,000 were granted to certain Company officers. The remaining options to purchase were granted to all of the full-time employees of the Company.

On November 20, 1995, the Board of Directors adopted the Company's 1995 Directors Plan (the "1995 Directors Plan") and the 1995 Directors Plan was approved by the Company's stockholders at a meeting on May 1, 1996. The Company has reserved 70,000 shares of Common Stock for issuance under the 1995 Directors Plan to the Company's non-management directors.

Options granted under the 1995 Directors Plan will be non-qualified options which do not meet the requirements of Section 422 of the Code. If any unexercised option granted pursuant to the 1995 Directors Plan lapses or terminates for any reason, the shares of Common Stock covered thereby are again available for subsequent option grants under the 1995 Directors Plan. The Company has granted options to purchase 43,500 shares of Common Stock at varying exercise prices based upon the market price of the Common Stock at the time of grant.

On December 21, 1981, the Board of Directors adopted the Company's Employee Stock Plan (the "1981 Stock Plan"), which was approved by the Company's stockholders at a meeting on February 3, 1982 and subsequently amended and restated by the Board of Directors on August 1, 1990. The 1981 Stock Plan provides for the granting of 255,800 shares of Common Stock to the Company's employees, and such options are intended to be incentive stock options and meet the requirements of Section 422 of the Code. On February 4, 1988, the Board of Directors adopted, and amended on August 1, 1990, a Non-Qualified Stock Plan, under which 190,000 shares of Common Stock were reserved for the granting of non-qualified options to certain of the Company's key employees. Also, on August 1, 1990, the Company adopted a Directors Plan, under which 70,000 shares of Common Stock were reserved for the granting of non-qualified options to the Company's directors. No additional options will be granted under these plans; however, 351,420 options are outstanding under these plans.

WARRANT AGREEMENTS

In consideration of entering into a credit agreement with its principal bank lender in September 1995, the Company issued the lender a warrant (the "First Warrant") to purchase 50,000 shares (subject to adjustment pursuant to anti-dilution provisions contained in the warrant) of the Company's Common Stock for $5.95 per share, which was the approximate market value of the Company's Common Stock at the date of the transaction. The First Warrant expires in 2005. The holder of the First Warrant has the option to exercise a portion of the warrant in a cashless transaction by surrendering the remaining portion of the warrant as defined.

In consideration of the purchase of its 10% Subordinated Notes due December 10, 1998, the Company issued the holders of the notes three-year warrants to purchase 42,000 shares of Common Stock for $7.50 per share, which was the approximate market value of the Company's Common Stock at the date of the transactions. The holders of the warrants have the option to exercise a portion of the warrant in a cashless transaction by surrendering the remaining portion of the warrants.

In consideration of the purchase of its 10% Subordinated Notes due December 10, 2000, the Company issued the holder of the Notes three-year warrants to purchase 60,000 shares of Common Stock for $17.875 per share, which was the approximate market value of the Company's Common Stock at the date of the transactions.

In consideration of the Second Amendment to the Amended Credit Agreement the Company issued to the lender a warrant (the "Second Warrant") to purchase 25,000 shares (subject to adjustment pursuant to anti-dilution provisions of the warrant) of Common Stock of the Company at an exercise price of $23.58 per share, based on the average fair market value for the ten days ended December 29, 1997.

See Note 12, Subsequent Events for warrant activity subsequent to year-end.


PRO FORMA STOCK-BASED COMPENSATION EXPENSE

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in 1998 and 1997 under the Company's stock-based compensation plans been determined based on fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:



In thousands except per share amounts                    1998                       1997                     1996
                                                 ---------------              ---------------------     --------------------
Net income (loss)

         As reported                             $    (19,031)                       $   482                     $  (2,387)
         Pro forma                               $    (19,912)                       $   373                     $  (2,450)
Primary/fully diluted earnings per share
         As reported                             $      (3.97)                       $  0.10                     $   (0.50)
         Pro forma                               $      (4.16)                       $  0.08                     $   (0.51)


Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expensed in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore future pro forma compensation expense may be greater as additional options are granted.

The fair value of each option granted was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.76%-6.50% 6.19% to 6.21% and 5.38% to 6.50% for 1998, 1997 and 1996, respectively, expected life of 10 years, expected volatility of 52%, 51% and 54% for 1998, 1997 and 1996, respectively.

9. PENSION PLAN

The Company has a defined benefit pension plan designed to provide retirement benefits to all employees. This plan provides pension benefits that are based on the employee's salary and years of service. The Company's policy is to fund the plan at a level within the range required by applicable regulations.

The Company's net pension cost for 1998, 1997, and 1996 was $359,000, $375,000, and $281,000, respectively. During 1998, the Company used the weighted average discount rate of 8.0%. Net pension cost for the Company's defined benefit plan included the following components:


                                                                        1998                    1997                    1996
                                                                  ------------            --------------           ------------
Service cost - benefits earned during the period                 $    382,000            $      308,000           $    183,000
Interest cost on projected benefit obligation                       1,133,000                 1,056,000              1,022,000
Actual return on plan assets                                         (681,000)               (1,570,000)              (932,000)
Net amortization and deferral                                        (475,000)                  581,000                  8,000
                                                                 ------------            --------------           ------------
                                                                 $    359,000            $      375,000           $    281,000
                                                                 ------------            --------------           ------------
                                                                 ------------            --------------           ------------


Assumptions used in determining the plan's funded status:
Discount rate                                                          8.0%                      8.0%                    8.0%
Expected rate of increase in compensation levels                       5.5%                      5.5%                    5.5%
Expected long-term rate of return on assets                            8.5%                      8.5%                    8.5%


The following table sets forth the plan's funded status as of September 30, 1998 and September 30, 1997:


                                                                        1998                                        1997
                                                             ----------------------------             -----------------------------
Vested benefit obligation                                    $          (13,062,000)                     $       (12,421,000)
Accumulated benefit obligation                                          (13,165,000)                             (12,456,000)
Projected benefit obligation                                            (15,321,000)                             (14,164,000)
Plan assets at fair value                                                14,858,000                               14,418,000
Funded status                                                              (464,000)                                 254,000
Unrecognized prior service costs                                             80,000                                   89,000
Unrecognized net loss                                                     2,582,000                                1,698,000
Prepaid pension cost                                                      2,198,000                                2,041,000


Plan assets are invested under the provision of a trust agreement with a bank in common trust funds.

10. POST RETIREMENT BENEFITS

Effective the beginning of fiscal 1994 the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Post Retirement Benefits Other Than Pensions". The statement requires companies to accrue the cost of post retirement health care and life insurance benefits within the employees' active service periods.

The Company provides employees who retired from the Company prior to January 1, 1993, with at least ten years of service and under the age of 65, with Group Health Insurance on a cost-sharing basis. Coverage for an employee's spouse or dependents will also continue under this plan until the employee has reached age 65 at which time, the coverage ceases. In addition, the Company provides the same employees who are at least 62 years of age with life insurance equal to their ending annual salary up to a maximum of $50,000.

For employees who retire after January 1, 1993, the post-retirement benefits do not include health insurance. In addition, the life insurance benefit, up to a maximum of $50,000, is provided for one year after retirement.

The accumulated benefit obligation of these benefits as of September 30, 1998 and 1997, is approximately $763,000 ($5,000 for medical insurance and $758,000 for life insurance) and 767,000 ($5,000 for medical insurance and 762,000 for life insurance), respectively. Plan assets of $413,000 in cash reserves are on hand with an insurance company to partially cover the cost of the life insurance benefits. The Company adopted the new standard prospectively as of October 1, 1993, and is amortizing the transition obligation of $456,000, over three years for the medical insurance benefits and fifteen years for the life insurance benefits.

Post retirement benefit expense for fiscal 1998, 1997 and 1996 as follows:


                                                                   1998                      1997                    1996
                                                              ----------------          ---------------         ----------------
Service cost of benefits earned                               $     1,000               $      1,000            $      1,000
Interest cost on liability                                         59,000                     59,000                  58,000
Return on plan assets                                             (12,000)                   (12,000)                (12,000)
Amortization of transition obligation                              24,000                     24,000                  24,000
                                                              -----------                -----------             -----------
Net postretirement benefit cost                               $    72,000                $    72,000             $    71,000
                                                              -----------                -----------             -----------
                                                              -----------                -----------             -----------


The following table sets forth the Benefit Plan's funded status as of September 30, 1998 and 1997:


                                                                                 1998                         1997
                                                                        ---------------------         --------------------
Accumulated post retirement benefit obligation                             $    (763,000)                $    (767,000)
Plan assets at fair value                                                        413,000                       401,000
                                                                           -------------                 -------------
Funded status                                                                   (350,000)               $     (366,000)
Transition obligation                                                            242,000                       267,000
                                                                           -------------                 -------------
Accrued post retirement benefit cost                                       $    (108,000)                $     (99,000)
                                                                           -------------                 -------------
                                                                           -------------                 -------------


The following actuarial assumptions were used:



                                                   1998                       1997                      1996
                                          -----------------          --------------------       ---------------
Salary increase                                    5.5%                       5.5%                      5.5%
Discount rate                                      8.0%                       8.0%                      8.0%
Return on assets                                   3.0%                       3.0%                      3.0%
Medical inflation                                  4-9%                       4-9%                      4-9%


11. COMMITMENTS AND CONTINGENCIES EXPANSION

EXPANSION

The Company is expanding its facilities by adding new equipment and modifying manufacturing floor space to accommodate changing product lines and customer demands. The Company anticipates that this will require capital expenditures totaling approximately $2,000,000 during fiscal 1999. These capital needs will be funded through cash flow from operations, shareholder notes and long-term debt. There is no guarantee that the Company will be able to obtain adequate financing at acceptable terms to meet these needs.

         In the process of manufacturing depleted uranium products, the Company generates low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. The operation of these disposal sites is at the discretion of these regulatory entities, which may at times result in temporary or long-term closures and limited access.

CONCORD SITE REMEDIATION AND DECOMMISSIONING PLANNING REQUIREMENTS

For a number of years, ending in 1985, the Company disposed of manufacturing-related depleted uranium waste and the associated spent acid and other residual materials by neutralizing with lime and discharging the neutralized mixture to a holding basin on its premises in Concord, Massachusetts. In 1986 the holding basin was covered with hypalon, an impervious material used to prevent rain and surface run-off water from leaking through the holding basin. (The Company now uses a proprietary "closed loop" process that it developed to discontinue such discharges. The Company believes that both practices were and are in compliance with all applicable regulations.) Substantially all of these waste materials were the by-product of work performed for the U.S. Army. On September 13, 1996, the Army Contract Adjustment Board ("ACAB") decided pursuant to Public Law 85-804 that, among other things, that the costs to clean up the holding basin materials would be funded by the Army and that the Army would be obligated to provide transportation and disposal of the holding basin material pursuant to a supplement to an existing contract with the Company. In a Supplemental Memorandum of Decision dated March 5, 1997, ACAB decided to pay the Company to transport and dispose of the holding basin material. Pursuant to ACAB's decision, the Company contracted with the U.S. Army to remove and dispose of the material from the holding basin and then subcontracted with Zhagrus Environmental, Inc. ("Zhagrus") to perform such work under a contract dated May 8, 1997. Zhagrus arranged for disposal of the holding basin materials at a disposal site operated by its parent corporation, Envirocare of Utah, Inc. ("Envirocare"). On May 11, 1998, the Company was notified by Zhagrus that Zhagrus would incur additional costs in connection with the disposal of the material from the holding basin as a result of the need for additional work which had to be performed by Envirocare to treat the holding basin material in order for it to meet the conditions for burial imposed by regulations applicable to Envirocare's license issued by the State of Utah. Zhagrus has requested that the Company pay it to the extent of those additional costs which have been incurred by Envirocare as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus has not provided sufficient information for the Company to make a determination of the validity of the claim or the appropriateness of the amount. The Company has submitted an engineering change proposal seeking contractual relief for the additional costs of the remediation effort, although there can be no assurance of the timing and amount, if any, of any recovery of such costs from the U.S. Army. The Company has notified Zhagrus of its proposed course of action without admitting that the Company has any liability to Zhagrus or Envirocare for the amount of such additional costs which have been incurred by Zhagrus under the subcontract. In the event that the Company became liable to Zhagrus for any material amount which is not authorized to be paid by the U.S. Army, such liability could have a material adverse effect on the Company's business, results of operations and financial condition. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which amount has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998 the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and the South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina, respectively. Under applicable licensing regulations pertaining to decommissioning and disposal of certain hazardous materials ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility ("CMI") DFP estimates is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company has satisfied these requirements and as a result, the site licenses for both locations have been renewed.

Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. Based on the terms of certain contracts that the Company entered into with the United States Government to process such depleted uranium materials, the Company believes that such materials continue to be owned by the United States Government and that the United States Government is obligated, under applicable law, to pay for its percentage of eventual D&D. The Company's DFP reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forebearance agreement which expires on March 31, 1999. (See footnote 12.)


        The United States Army, in a memorandum of Decision dated September 13, 1996, determined pursuant to Public Law 85-804, that it should fund remediation of the Concord holding basin site as well as D&D related to the Concord facility, based in part on the Army's determination that the Company's activities are essential to the national defense. The Army has provided written assurances (subject to funding appropriations) of its intention to provide funding for D&D costs at the Concord facility in addition to the Basin under future contracts or, in the event that no future contracts were awarded (which the Army has indicated is unlikely in view of its current plans) under an existing contract. D&D costs for the Company's CMI facility are adequately covered by the existing letter of credit, which is currently in place to assure funding for potential D&D obligations to date. The Company has no written assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, based on written advice of legal counsel, management believes that the Army is responsible for its estimated share of D&D.

        The Company believes that the estimated costs of the Concord DFP, $11.7 million and the CMI DFP, $2.9 million and any amounts pursuant to the Zhagrus claim will be substantially funded by the Army, however, if these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's financial condition and results of operations would be materially and adversely impacted.

LEGAL PROCEEDINGS

        On December 9, 1997, Brush Wellman filed a patent infringement suit against the Company in the Massachusetts District Court alleging that the Company is infringing on the Brush Wellman Patent for the process of investment casting of beryllium aluminum alloys. Brush Wellman is seeking an injunction against the Company's alleged patent infringement, monetary damages (including treble damages) and attorney fees.

        On March 28, 1998, the United States Patent and Trademark Office ("PTO") granted the Company's request for re-examination (filed January 22, 1998). In the Request, the Company contended, among other things, that there was sufficient "prior art" in the field of investment castings and castings of beryllium aluminum alloys such that the Brush Wellman Patent should not have been issued. In granting the Request, the patent examiner agreed that the Company's cited examples of prior art raised substantial new issues of patentability which were not decided in the prior examination which led to granting the Brush Wellman Patent. On July 30, 1998, in response to a motion to stay the suit filed by Brush Wellman against the Company pending the outcome of the re-examination proceeding which was filed by the Company on January 27, 1998, the Massachusetts District Court dismissed the suit without prejudice to either party's moving to restore it to the docket upon the final decision of the PTO relative to the re-examination. On August 26, 1998, the PTO issued an office action in the re-examination of the Brush Wellman Patent rejecting all claims of the Brush Wellman Patent. Brush Wellman amended the claims of the patent on December 10, 1998 and, on December 31, 1998, the PTO issued notice of intent to issue a Re-examination Certificate indicating the amended claims were patentable.

        Even though the Company has been advised by its patent counsel, Iandiorio & Teska, that Brush Wellman's amended claims are not infringed and without merit because the Brush Wellman Patent is invalid as a matter of law due to "prior art" and due to the Company's sales of investment cast beryllium aluminum products more than one year prior to the Brush Wellman Patent application, no assurance can be given as to the ultimate outcome of a lawsuit if Brush Wellman decides to refile its complaint. Even if the lawsuit was not to proceed to trial, the litigation could result in substantial costs to the Company, and an unfavorable settlement of the lawsuit could place the Company at a competitive disadvantage. An adverse judgment or settlement could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees or trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

        The Company is named as a Potentially Responsible Party ("PRP") in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low level radioactive waste disposal site. A committee of PRPs, including the Company, has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995 outlines the responsibilities of all PRPs and states that the PRPs will undertake the initial remedial phase ("IRP") of the site remediation at an estimated cost of $60 million. Based upon the percentage of responsibility allocated to the Company, its liability at this site is expected to be approximately $80,000 over 10 years.

         The Company is involved in various legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.


12. SUBSEQUENT EVENTS

On October 15, 1998 the Company issued a 10% subordinate Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at a strike price of $6.00 per warrant have also been issued as part of this Debenture.

On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500. Payments of the related interest have been extended to June 10, 1999. Warrants totaling 102,000 with a strike price of $6.00 per warrant have also been issued as part of this extension.

On December 24, 1998, the Company entered into an agreement with its principal bank to forebear on all collection action until March 31, 1999 as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit including payment of $3,550,000 due on November 15, 1998.

13. TRANSACTIONS WITH RELATED PARTIES

Under the terms of a management agreement, Matthews Associates Limited is entitled to an annual management fee.

George J. Matthews, Chairman of the Board of Directors, and a significant shareholder, is sole owner of Matthews Associates Limited. These fees, as well as certain expenses of Matthews Associates Limited that were reimbursed by the Company, have been included in selling, general, and administrative expenses. Management fees were $350,000 in 1998, 1997, and 1996. Mr. Matthews does not receive any other salary or fee for services as Chairman of the Board of Directors.

Wilson B. Tuffin, Vice Chairman of the Board of Directors, and a significant stockholder, entered into an employment and consulting agreement with the Company in November 1994, which shall continue in force until February 1999. Pursuant to such agreement, Mr. Tuffin receives annual compensaiton of $105,000 for his services as a consultant to the Company. Mr. Tuffin's duties include his service as a director and Vice Chairman of the Board of Directors of the Company. During the term of the agreement and for a period of two years after its expiration, Mr. Tuffin may not compete directly or indirectly with the Company within the continental United States.

14. MAINTENANCE AND REPAIRS

Maintenance and repair expenditures, which are charged to cost and expense as incurred, amounted to $1,565,000, $1,536,000 and $1,092,000 in 1998, 1997 and
1996, respectively.

15. INDUSTRY SEGMENT INFORMATION

The Company is engaged in the manufacture and sale of various specialty metal products. The Company operates in three industry segments: Specialty Metal Products, Uranium Services and Recycle and Depleted Uranium Penetrators.

Information relating to the Company's operations for the industry segments described above for each of the three years in the period ended September 30 is as follows:


                                        1998               1997                1996
                                   ---------------    --------------     ---------------
Net sales and contract revenues:                       (AS RESTATED)      (AS RESTATED)

  Uranium services & recycle        $  7,827,000       $  4,965,000      $  6,189,000
  Specialty metal products            14,185,000         13,170,000        13,730,000
  Depleted uranium penetrators        12,811,000          9,927,000         8,775,000
                                    ------------       ------------      ------------
      Total                         $ 34,823,000       $ 28,062,000      $ 28,694,000
                                    ------------       ------------      ------------


Gross profit (loss):

  Uranium services and recycle      $ (3,932,000)      $  3,934,000      $   (367,000)
  Specialty metal products               463,000          1,616,000         3,761,000
  Depleted uranium penetrators        (1,736,000)         2,376,000           897,000
                                    ------------       ------------      ------------


      Subtotal                      $ (5,205,000)      $  7,926,000      $  4,291,000

Other expense, net                    13,826,000          7,413,000         6,677,000
                                    ------------       ------------      ------------
Income (loss) before taxes          $(19,031,000)      $    513,000      $ (2,386,000)
                                    ------------       ------------      ------------
                                    ------------       ------------      ------------

Identifiable assets:

  Uranium services and recycle      $  9,331,000       $ 14,499,000      $ 14,399,000
  Specialty metal products             9,665,000          6,155,000         6,195,000
  Depleted uranium penetrators         4,456,000          7,965,000         8,441,000
  Corporate                            8,981,000          5,735,000         6,733,000
                                    ------------       ------------      ------------

      Total                         $ 32,433,000       $ 34,354,000      $ 35,768,000
                                    ------------       ------------      ------------
                                    ------------       ------------      ------------


The Uranium Services and Recycle segment includes the manufacture of depleted uranium products (non-penetrator) and the recycle of low level radioactive metal. The Specialty Metal Products segment includes a large assortment of metal products fabricated using foundry, extrusion, and machining capabilities including commercial depleted uranium products and involves the production and sale of various metal powders manufactured by the Company's patented Rotating Electrode Process. Operations in the Depleted Uranium Penetrator industry segment include the production of various penetrators (a component of armor-piercing ammunition used in certain U.S. military gun systems) which are sold to a department of the U.S. Department of Defense (DOD), to prime contractors manufacturing such ammunition for the DOD or to foreign military operations. Revenues derived from contract research and development activities have been included in the above segments based on the nature of the product.

Net sales and contract revenues by industry segment include sales to unaffiliated customers (intersegment sales are not significant). A significant portion of the Company's revenues has been derived from four major customers (see Note 2). Sales to United States Enrichment Corporation are included in the Uranium Services & Recycle industry segment. Sales to Royal Ordnance and Primex Technologies are included in the depleted Uranium Penetrators industry segment. Sales to Lockheed Martin and Lockheed Idaho Falls are included in the Speciality Metal Products industry segment.

Due to the utilization among segments of common production facilities and equipment and the involvement of a single management organization in all phases of the Company's operations, necessary allocations have been made based on estimates which management believes to be reasonable.

Gross profit (loss) includes net sales and contract revenues less the cost of sales of the individual segments. Other expenses, net include selling, general and administrative, research and development, interest and other income and expenses.

Identifiable assets shown include accounts receivable, inventory, and plant and equipment that have been allocated to each of the Company's industry segments. Corporate assets consist primarily of cash and other assets.

16. QUARTERLY RESULTS (UNAUDITED)

Financial results by quarter for 1998, 1997 and 1996 are summarized below:



                              FIRST QUARTER    SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
                              -------------    ---------------    -------------      --------------
1998
Net sales                          $  8,079         $ 10,690         $  7,429            8,625
Operating income (loss)              (1,427)             628           (2,301)         (14,662)
Net income (loss)                    (1,561)             272           (2,765)         (14,977)
Net income (loss) per share           (0.33)            0.06            (0.58)           (3.12)

1997 (as restated)
Net sales                          $  7,271         $  5,342         $  7,013         $  8,436
Operating income (loss)                 476             (477)             399              413
Net income (loss)                       419             (541)             293              311
Net income (loss) per share            0.09             (0.11)           0.06             0.06


1996 (as restated)
Net sales                          $  6,671         $ 10,021         $  6,434         $  5,568
Operating income (loss)                 198              287              523           (2,918)
Net income (loss)                       109              238              249           (2,983)
Net income (loss) per share            0.02             0.05             0.05            (0.62)


During 1997 the Company reduced certain accruals by $1,750,000 for site remediation and waste burial costs, $670,000 in the second quarter and $1,080,000 in the fourth quarter.