Form 10-Q
period 1998-12-31
STARMET CORP
filed 1999-02-24
CIK 276331

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998

                                            or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 05, 1999 there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.


================================================================================

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

                      STARMET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,              September 30,
                                                                                1998                      1998
                                                                            (Unaudited)
                                                                       -----------------------    -----------------------

ASSETS
  Current Assets
    Cash and cash equivalents                                                  $    89,000             $   327,000
    Restricted cash                                                                238,000                 238,000
    Accounts receivable, net of allowances for doubtful
     accounts of $524,000 at December 31 and September 30, 1998                  5,798,000               6,020,000
    Inventories                                                                  3,524,000               4,005,000
    Other current assets                                                           506,000                 545,000
                                                                          ---------------------    -----------------------
        Total current assets                                                    10,155,000              11,135,000
                                                                          ---------------------    -----------------------
  Property, Plant and Equipment                                                 43,950,000              43,668,000
    Less accumulated depreciation                                               26,220,000              25,731,000
                                                                          ---------------------    -----------------------
    Net property, plant and equipment                                           17,730,000              17,937,000
                                                                          ---------------------    -----------------------
  Non-current Inventories                                                        1,500,000               1,500,000
  Other Assets                                                                   1,855,000               1,861,000
                                                                          ---------------------    -----------------------
                                                                               $31,240,000             $32,433,000
                                                                          =====================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Current portion of long term obligations                                   $ 8,059,000             $ 8,582,000
    Accounts payable and accrued expenses                                       13,586,000              14,691,000
                                                                          ---------------------    -----------------------
    Total current liabilities                                                   21,645,000              23,273,000
  Notes Payable to Shareholders, Net of Unamortized Warrants                     2,414,000               2,083,000
                                                                          ---------------------    -----------------------
  Stockholders' Equity:
   Common stock, par value $.10; 15,000,000 shares authorized;
    4,790,674 issued and outstanding for December 31 and
    September 30, 1998                                                             479,000                 479,000
   Additional paid-in capital                                                   14,067,000              14,067,000
   Warrants issued                                                                 878,000                 687,000
   Retained deficit                                                             (8,243,000)             (8,156,000)
                                                                          ---------------------    -----------------------
   Total Stockholders' Equity                                                    7,181,000               7,077,000
                                                                          ---------------------    -----------------------
                                                                               $31,240,000             $32,433,000
                                                                          =====================    =======================

                      STARMET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         QUARTER ENDED
                                                                       --------------------------------------------------
                                                                             December 31,               December 31,
                                                                                1998                       1997
                                                                       -----------------------    -----------------------

Net sales and contract revenues                                                 $  7,419,000              $  8,079,000

Cost of sales                                                                      5,372,000                 7,101,000
                                                                       -----------------------    -----------------------

Gross profit                                                                       2,047,000                   978,000

Selling, general and administrative                                                1,280,000                 2,247,000

Research and development                                                             433,000                   158,000
                                                                       -----------------------    -----------------------

Operating income (loss)                                                              334,000                (1,427,000)

Other (income) expense                                                                26,000                    (1,000)

Interest expense                                                                     395,000                   135,000
                                                                       -----------------------    -----------------------

Loss before income taxes                                                             (87,000)               (1,561,000)

Provision for income taxes                                                                --                        --
                                                                       -----------------------    -----------------------

Net loss                                                                        $    (87,000)             $ (1,561,000)
                                                                       =======================    =======================


Per Share Information:

Basic net loss per common and common equivalent share                           $      (0.02)             $      (0.33)
                                                                       =======================    =======================

Weighted average number of common and common equivalent shares
outstanding                                                                        4,791,000                 4,784,000
                                                                       =======================    =======================

Diluted net loss per common and diluted potential common shares
outstanding                                                                     $      (0.02)             $      (0.33)
                                                                       =======================    =======================

Weighted average number of common and dilutive potential common
shares outstanding                                                                 4,791,000                 4,784,000
                                                                       =======================    =======================

                      STARMET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                                        QUARTER ENDED
                                                                       -------------------------------------------------
                                                                            December 31,               December 31,
                                                                               1998                       1997
                                                                       ----------------------    -----------------------
                                                                                                     (as restated)
Cash flows from operating activities:
  Net loss                                                                      $   (87,000)             $  (1,561,000)
  Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
    Depreciation and amortization                                                   511,000                    435,000
    Changes in assets and liabilities, net:
      (Increase) decrease in accounts receivable                                    222,000                 (1,416,000)
      (Increase) decrease in inventories                                            481,000                   (170,000)
       Increase (decrease) in accounts payable and accrued
        expenses                                                                 (1,105,000)                   368,000
      (Increase) decrease in other assets                                            45,000                   (140,000)
                                                                       ----------------------    -----------------------
Net cash provided (used) by operating activities                                     67,000                 (2,484,000)
                                                                       ----------------------    -----------------------

Cash flows from investing activities:
  Capital expenditures, net                                                        (282,000)                  (797,000)
                                                                       ----------------------    -----------------------
  Net cash used in investing activities                                            (282,000)                  (797,000)
                                                                       ----------------------    -----------------------

Cash flows from financing activities:
  Principal payments under long-term obligations                                    (66,000)                   (43,000)
  Net proceeds (repayments) from bank debt                                         (457,000)                 2,465,000
  Proceeds from notes payable to shareholders and warrants                          500,000                    850,000
                                                                       ----------------------    -----------------------
Net cash provided (used) by financing activities                                    (23,000)                 3,272,000
                                                                       ----------------------    -----------------------

Net decrease in cash and equivalents:
  Cash and equivalents at beginning of the period                                   565,000                    268,000
  Cash and equivalents at end of the period                                         327,000                    259,000
                                                                       ----------------------    -----------------------
                                                                                $  (238,000)             $      (9,000)
                                                                       ======================    =======================


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                    $   209,000              $      68,000
    Income taxes                                                                $        --              $          --

                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of December 31, 1998 and the results of their operations and cash flows for the three months ended December 31, 1998 and 1997. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

     The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

     The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (2) to such financial statements included in Form 10-K for the year ended September 30, 1998.

2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at December 31, 1998 and September 30, 1998 consist of:



                                               December 31, 1998                  September 30, 1998
                                         ------------------------------    ---------------------------------

     Work-in progress                           $   3,922,000                        $  2,865,000
     Raw materials                                    738,000                           1,984,000
     Spare parts                                      364,000                             656,000
                                         ------------------------------    ---------------------------------
     Total inventory                            $   5,024,000                        $  5,505,000
     Less current inventory                         3,524,000                           4,005,000
                                         ------------------------------    ---------------------------------
     Non current inventory                      $   1,500,000                        $  1,500,000
                                         ==============================    =================================

3.   Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     Common share and common share dilutive potential disclosures are:


                                                                                          Quarter Ended
                                                                                          December 31,
                                                                           ---------------------------------------------
                                                                                  1998                     1997
                                                                           --------------------     --------------------

     Weighted average common shares outstanding                                4,791,000                 4,784,000
     Dilutive potential common shares                                                 --                        --
                                                                          ---------------------     --------------------
     Diluted common shares                                                     4,791,000                 4,784,000
                                                                          ---------------------     --------------------
     Options and warrants excluded from diluted loss per common
      share as their effect would be antidilutive                                769,000                   510,000
                                                                          =====================     ====================


4.   Debt

     On October 15, 1998 the Company entered into a term sheet with a current shareholder to issue a 10% Subordinated Debenture in the amount of $500,000 and warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $6.00 per share.

     On December 10, 1998 the Company entered into a term sheet with certain shareholders of the Company agreeing to (i) a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500,
     (ii) an extension of payments of the related interest to June 10, 1999 and
     (iii) issue warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $6.00 per share in connection with this extension.

     The Company has recorded the estimated relative fair value of the warrants to be issued to the shareholders, approximately $220,000, as a reduction of the related debt and is amortizing this amount as interest expense over the life of the notes.

     The Company is in default of its financial covenants under its bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in its Secured Revolving Line of Credit with such principal lender, including payment of $3,550,000 originally due on November 15, 1998. The Company has entered into an agreement with its principal lender to forebear on all collection actions until May 28, 1999. In connection with the agreement, the Company agreed to arrange for separate financing for $3,550,000 by May 15, 1999.

5.   Commitments and Contingencies

     As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the three month period ended December 31, 1998. The Company continues to have a significant working capital deficiency of $11,490,000 at December 31, 1998 ($12,138,000 at September 30, 1998) and
     has restructured or amended its debt agreements with its principal lender a number of times in the past year. The Company has been served a complaint for breach of contract by one of its principal vendors and received a "going concern" report from its accounting firm for fiscal 1998. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business as discussed in its Form 10-K at September 30, 1998, which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

     The Company is involved in various legal proceedings. The Company intends to vigorously defend against all claims.

     On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Orick v. Brush Wellman, et al., 3:98-cv-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processed beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. V. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. The Company believes that it has valid defenses to the claims alleged in this complaint and that it will not ultimately be caused to pay the amount sought therein. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. On February 22, 1999, the Company and Zhagrus Environmental, Inc. ("Zhagrus") agreed to a thirty-day Stipulation and Order agreeing to certain temporary relief and scheduled a hearing on or before March 22, 1999. The Company agreed that during the thirty day Stand-Still Agreement period that it would not, among other things, (a) increase its current credit arrangement with its current lender or (b) extend a security interest to any new lender. Of the $8,368,883, $3.5 million has been recorded as a liability by the Company and the remaining balance is under evaluation during the thirty-day period.

     As a result of the significant loss in fiscal 1998 and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels as well as establishing payment plans with certain critical suppliers. Pursuant to the revised business plan, the Company's limited financial resources will be directed toward only certain business segments and new technologies.

     See discussion of potential liabilities associated with discontinued or suspended aspects of its depleted uranium business under Liquidity and Capital Resources under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

6.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have an effect on its consolidated financial statements. During the three months ended December 31, 1998, there was no difference between total comprehensive loss and net loss. Accordingly, no change in presentation on the face of the Statement of Operations is required.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

       Net sales decreased by $660,000, or 8%, to $7,419,000 in the first quarter of fiscal 1999, as compared to the first quarter of the fiscal 1998. Sales in the Depleted Uranium Penetrator segment decreased by $3,138,000, or 66%. Sales in the Specialty Metal products segment increased by $1,241,000, or 43%. Sales in the Uranium Services and Recycle segment increased by $1,237,000, or 271%. The sales decrease in the Depleted Uranium Penetrator segment was due to the reduction in both foreign and domestic procurement. The Company expects that no revenue will be derived from DU penetrator operations after the second quarter of fiscal 1999. The sales increase in the Specialty Metals product segment was due to an increase in the demand for medical shielding and medical powders. The increase in sales in the Uranium Services and Recycle is due primarily to the UF(6) conversion contract with United States Enrichment Corporation.

       Gross profit in the first quarter increased by $1,069,000, or 109%, to $2,047,000, as compared to the first quarter of fiscal 1998. The increase in gross profit for the quarter is attributable in part to changes in product mix and cost containment programs. As a percentage of total revenue, gross profit was 28% as compared to 12% for the first quarter of fiscal 1998.

       Selling, general and administrative expenses decreased by $967,000, or 43%, to $1,280,000 in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases and various cost containment measures. As a percentage of total revenue, these expenses are 17% as compared to 28% for the first quarter of fiscal 1998.

       Interest expense increased to $395,000 in the first quarter of fiscal 1999 from $135,000 in the first quarter of fiscal 1998. This increase is attributable to interest expense associated with increased borrowings.

Liquidity and Capital Resources

       As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the three month period ended December 31, 1998. The Company continues to have a significant working capital deficiency of $11,490,000 at December 31, 1998 ($12,138,000 at September 30, 1998) and has
restructured or amended its debt agreements with its principal lender a number of times in the past year. The Company has been served a complaint for breach of contract by one of its principal vendors and received a "going concern" report from its accounting firm for fiscal 1998. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business as discussed in its Form 10-K at September 30, 1998, which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

       At December 31, 1998, the end of the first quarter of fiscal 1999, the Company had a working capital deficit of $11,490,000, an improvement in working capital of $648,000 since the end of fiscal 1998. At December 31, 1998, the Company's accounts receivable and inventories decreased by $222,000 and $481,000, respectively, compared with September 30, 1998 levels. Cash (less restricted cash) at December 31, 1998 was $89,000. The current portion of long term obligations decreased to $8,059,000 from $8,582,000. At the end of the first quarter of fiscal 1999 notes payable to shareholders, net of unamortized warrants, increased to $2,414,000 from $2,083,000 as of September 30, 1998.

       On October 15, 1998 the Company entered into a term sheet with a current shareholder to issue a 10% Subordinated Debenture in the amount of $500,000 and warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $6.00 per share.

       On December 10, 1998 the Company entered into a term sheet with certain shareholders of the Company agreeing to (i) a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500, (ii) an extension of payments of the related interest to June 10, 1999 and (iii) issue warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $6.00 per share in connection with this extension.

       The Company has recorded the estimated relative fair value of the warrants to be issued to the shareholders, approximately $220,000, as a reduction of the related debt and is amortizing this amount as interest expense over the life of the notes.

       Management's plans with regard to the existing capital deficiency are to adjust spending levels to appropriate amounts to ensure greater financial stability and to actively pursue additional subordinate secured debt and partnering relations with target customers. The Company is also managing payment plans with certain suppliers.

       As a result of the significant loss in fiscal 1998 and the status of the Company's bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels as well as establishing payment plans with certain critical suppliers. Pursuant to the revised business plan, the Company's limited financial resources will be directed toward only certain business segments and new technologies.

       In addition to write-offs that have been recorded during fiscal 1998, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see
Part II. "Other Information" Item 1. "Legal Proceedings". These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan of financing such liabilities. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the contract modification proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial reorganization condition and results of operations would be materially and adversely affected.

Special Note Regarding Forward-Looking Statements

       Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's revised operating plan, (ii) the possible effects on the Company of certain legal proceedings, and (iii) the effects on the Company of changes in the businesses in which it operates or in economic conditions generally. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under the heading "Risk Factors" below. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

       The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 to ensure that the Company is Year 2000 compliant and will continue to make investments in its computer systems and applications to ensure that the Company is Year 2000 compliant. The Company believes that the Company's computer system is Year 2000 compliant. In addition, the Company maintains a Year 2000 expert on its staff. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be materially affected. See "Risk Factors--Year 2000 Compliance" below.

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

       The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract, decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan of financing such liabilities; however, management believes that the U.S. Government has a responsibility for these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the

Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

       The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company's DFP reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forebearance agreement which expires on May 28, 1999. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and Starmet are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

       The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level, and the Company is obligated to pay an additional fee per cubic yard of excess material removed. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus had not provided at the time sufficient information for the Company to make an appropriate determination of liability. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998 the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

       YEAR 2000 COMPLIANCE. The Company does not produce products which contain software where Year 2000 compliance could be an issue. The Company has licensed computer systems and software for its internal operations and business processes where Year 2000 compliance could be an issue. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's internal computer systems, business processes and applications will function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and expects the Company's Year 2000 date conversion programs to be completed on a timely basis. The Company does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 problems in the Company's computer and other systems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business could be materially affected. See "Year 2000 Readiness Disclosure Statement" above.

       INTERNATIONAL SALES. In 1998, 1997 and 1996, international sales accounted for approximately 18%, 25% and 28%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariff, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, potentially longer payment cycles, difficulties in managing distributors or representatives, difficulties in protecting the Company's intellectual property overseas, and potentially adverse tax consequences.

       LEGAL PROCEEDINGS. The Company is involved in various legal proceedings. See Part II. "Other Information" Item 1. "Legal Proceedings". An adverse judgment or settlement under any of these proceedings could subject the Company to significant liabilities and expenses (E.G., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The Company is involved in various legal proceedings. The Company intends to vigorously defend against all claims.

       On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Orick v. Brush Wellman, et al., 3:98-cv-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processed beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

       On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. V. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. The Company believes that it has valid defenses to the claims alleged in this complaint and that it will not ultimately be caused to pay the amount sought therein. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. On February 22, 1999, the Company and Zhagrus

Environmental, Inc. ("Zhagrus") agreed to a thirty-day Stipulation and Order agreeing to certain temporary relief and scheduled a hearing on or before March 22, 1999. The Company agreed that during the thirty day Stand-Still Agreement period that it would not, among other things, (a) increase its current credit arrangement with its current lender or (b) extend a security interest to any new lender. Of the $8,368,883, $3.5 million has been recorded as a liability by the Company and the remaining balance is under evaluation during the thirty-day period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 15, 1998 the Company entered into a term sheet with a current shareholder to issue a 10% Subordinated Debenture in the amount of $500,000 and warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $6.00 per share.

     On December 10, 1998 the Company entered into a term sheet with certain shareholders of the Company agreeing to (i) a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500, (ii) an extension of payments of the related interest to June 10, 1999 and (iii) issue warrants to purchase 102,000 shares of the Company's common stock at an exercise price of $6.00 per share in connection with this extension.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is in default of its financial covenants under its bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in its Secured Revolving Line of Credit, including payment of $3,550,000 originally due on November 15, 1998. The
Company has entered into an agreement with its principal lender to forebear on all collection actions until May 28, 1999. In connection with the agreement, the Company agreed to arrange for separate financing of $3,550,000 by May 15, 1999.

ITEM 5. OTHER INFORMATION

       Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than November 16, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is January 30, 2000. In order to curtail any controversy as to the date on which the Company received a proposal, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (27) Financial Data Schedule.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      STARMET CORPORATION

Date:  February 23, 1999              By: /s/ Robert E. Quinn
                                          -------------------------------------
                                          Robert E. Quinn
                                          President and Chief Executive Officer




Date:  February 23, 1999              By: /s/ Kenneth A. Hurley
                                          -------------------------------------
                                          Kenneth A. Hurley
                                          Interim Chief Financial Officer