Form 10-Q
period 1999-03-31
STARMET CORP
filed 1999-05-20
CIK 276331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

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

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1999 there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      STARMET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31, 1999           SEPTEMBER 30, 1998
                                                                            (UNAUDITED)
                                                                       -----------------------    -----------------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                      $  66,000                 $  327,000
    Restricted cash                                                                  238,000                    238,000
    Accounts receivable, net of allowances for doubtful
     accounts of $271,000 at March 31, 1999 and $524,000 at September
     30, 1998                                                                      3,959,000                  6,020,000
    Inventories                                                                    3,125,000                  4,005,000
    Other current assets                                                             531,000                    545,000
                                                                          ---------------------    -----------------------
        Total current assets                                                       7,919,000                 11,135,000
                                                                          ---------------------    -----------------------
  Property, Plant and Equipment                                                   44,286,000                 43,668,000
    Less accumulated depreciation                                                 26,706,000                 25,731,000
                                                                          ---------------------    -----------------------
    Net property, plant and equipment                                             17,580,000                 17,937,000
                                                                          ---------------------    -----------------------
  Non-current Inventories                                                          1,500,000                  1,500,000
  Other Assets                                                                     1,854,000                  1,861,000
                                                                          ---------------------    -----------------------
                                                                                 $28,853,000               $ 32,433,000
                                                                          ---------------------    -----------------------
                                                                          ---------------------    -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Current portion of long term obligations                                     $ 7,525,000               $  8,582,000
    Accounts payable and accrued expenses                                         13,811,000                 14,691,000
                                                                          ---------------------    -----------------------
    Total current liabilities                                                     21,336,000                 21,645,000
  Notes Payable to Shareholders, Net of Unamortized Warrants
                                                                                   2,619,000                  2,083,000
                                                                          ---------------------    -----------------------
  Stockholders' Equity:
   Common stock, par value $.10; 15,000,000 shares authorized;
    4,790,674 issued and outstanding for March 31, 1999 and
    September 30, 1998                                                               479,000                    479,000
   Additional paid-in capital                                                     14,067,000                 14,067,000
   Warrants issued                                                                   687,000                    687,000
   Retained deficit                                                             (10,335,000)                 (8,156,000)
                                                                          ---------------------    -----------------------
   Total Stockholders' Equity                                                      4,898,000                  7,181,000
                                                                          ---------------------    -----------------------
                                                                                 $28,853,000               $ 31,240,000
                                                                          ---------------------    -----------------------
                                                                          ---------------------    -----------------------


                      STARMET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED                              SIX MONTHS ENDED
                                       ----------------------------------------     --------------------------------------
                                              MARCH 31,            MARCH 31,            MARCH 31,             MARCH 31,
                                                 1999                 1998                 1999                 1998

                                          ------------------    -----------------    -----------------    ------------------
Net sales and contract revenues                 $ 5,919,000          $10,690,000          $13,338,000          $ 18,769,000

Cost of sales                                     5,803,000            7,425,000           11,175,000            14,526,000
                                          ------------------    -----------------    -----------------    ------------------

Gross profit                                        116,000            3,265,000            2,163,000             4,243,000

Selling, general and administrative
                                                  1,427,000            2,228,000            2,708,000             4,475,000

Research and development                            342,000              409,000              775,000               567,000
                                          ------------------    -----------------    -----------------    ------------------

Operating income (loss)                          (1,653,000)             628,000           (1,320,000)             (799,000)

Other (income) expense                               18,000                    -               44,000                     -

Interest expense                                    421,000              356,000              815,000               489,000
                                          ------------------    -----------------    -----------------    ------------------

Loss before income taxes                         (2,092,000)             272,000           (2,179,000)           (1,288,000)

Provision for income taxes                                -                    -                    -                     -
                                          ------------------    -----------------    -----------------    ------------------

Net loss                                       $ (2,092,000)          $  272,000        $ (2,179,000)          $ (1,288,000)
                                          ------------------    -----------------    -----------------    ------------------
                                          ------------------    -----------------    -----------------    ------------------


PER SHARE INFORMATION:

Basic net loss per common and common
equivalent share                                  $   (0.44)           $    0.06           $   (0.45)            $    (0.27)
                                          ------------------    -----------------    -----------------    ------------------
                                          ------------------    -----------------    -----------------    ------------------

Weighed average number of common and
common equivalent shares outstanding              4,791,000            4,787,000            4,791,000             4,787,000
                                          ------------------    -----------------    -----------------    ------------------
                                          ------------------    -----------------    -----------------    ------------------

Diluted net loss per common and diluted
potential common shares outstanding
                                                  $   (0.44)           $    0.05     $          (0.45)            $   (0.27)

                                          ------------------    -----------------    -----------------    ------------------
                                          ------------------    -----------------    -----------------    ------------------

Weighed average number of common and
dilutive potential common shares                                                            4,791,000
outstanding                                       4,791,000            5,103,000                                  4,787,000
                                          ------------------    -----------------    -----------------    ------------------
                                          ------------------    -----------------    -----------------    ------------------


                      STARMET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                   ----------------------------------------------------
                                                                          MARCH 31, 1999               MARCH 31,
                                                                                                          1998
                                                                       ----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $  (2,179,000)             $  (1,288,000)
  Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
    Depreciation and amortization                                                  1,043,000                    999,000
    Changes in assets and liabilities, net:
      (Increase) decrease in accounts receivable                                   2,061,000                 (2,197,000)
      (Increase) decrease in inventories                                             880,000                    (45,000)
       Increase (decrease) in accounts payable and      accrued
        expenses                                                                    (880,000)                   762,000
      (Increase) decrease in other assets                                             20,000                    (16,000)
                                                                       ----------------------    -----------------------
Net cash provided (used) by operating activities                                     945,000                 (1,785,000)
                                                                       ----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                         (617,000)                (2,349,000)
                                                                       ----------------------    -----------------------
  Net cash used in investing activities                                             (617,000)                (2,349,000)
                                                                       ----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term obligations                                    (150,000)                (9,934,000)
  Net proceeds (repayments) from bank debt                                          (939,000)                13,220,000
  Proceeds from notes payable to shareholders and warrants
                                                                                     500,000                    900,000
                                                                       ----------------------    -----------------------
Net cash provided (used) by financing activities                                    (589,000)                 4,186,000
                                                                       ----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:
  Cash and equivalents at beginning of the period                                    565,000                    195,000
  Cash and equivalents at end of the period                                          304,000                    247,000
                                                                       ----------------------    -----------------------
                                                                                $   (261,000)                $   52,000
                                                                       ----------------------    -----------------------
                                                                       ----------------------    -----------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
    Interest                                                                    $    388,000                $   158,000
    Income taxes                                                                $     --                    $     --




                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of March 31, 1999 and the results of their operations and cash flows for the six months ended March 31, 1999 and 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

2. Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at March 31, 1998 and September 30, 1998 consist of:


                                                                    MARCH 31, 1999                    SEPTEMBER 30, 1998
                                                             ------------------------------    ---------------------------------
     Work-in progress                                               $   2,714,000                       $   2,865,000
     Raw materials                                                      1,443,000                           1,984,000
     Spare parts                                                          468,000                             656,000
                                                             ------------------------------    ---------------------------------
     Total inventory                                                    4,625,000                           5,505,000
     Less current inventory                                             3,125,000                           4,005,000
                                                             ------------------------------    ---------------------------------
     Non current inventory                                          $   1,500,000                        $  1,500,000
                                                             ------------------------------    ---------------------------------
                                                             ------------------------------    ---------------------------------


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

     Common share and common share dilutive potential disclosures are:


                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                MARCH 31,                               MARCH 31,
                                                   ------------------------------------    ------------------------------------
                                                           1999               1998                1999               1998
                                                      ----------------    --------------     ---------------    ----------------
     Weighted average common shares outstanding           4,791,000         4,787,000           4,791,000           4,787,000
     Dilutive potential common shares                             -           316,000                  --                  --
                                                      ----------------    --------------     ---------------    ----------------

     Diluted common shares                                4,791,000         5,103,000           4,791,000           4,784,000
                                                      ----------------    --------------     ---------------    ----------------
     Options and warrants excluded from diluted
     loss per common share as  their effect would
     be antidilutive                                        769,000                 -             769,000             778,000
                                                      ----------------    --------------     ---------------    ----------------
                                                      ----------------    --------------     ---------------    ----------------


4.   Debt

     On October 15, 1998 the Company issued a 10% Subordinated Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at an exercise price of $6.00 per share have also been issued as part of this Debenture.

     On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500. Payments of the related interest have been extended to June 10, 1999. Warrants totaling 102,000 shares with an exercise price of $6.00 per share have also been issued as part of this extension.

     The Company has recorded the estimated relative fair value of the warrants issued to the shareholders, approximately $220,000, as a reduction of the related debt and is amortizing this amount as interest expense over the life of the notes.

     The Company was in default of its financial covenants under its bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit including payment of $3,550,000 originally due on November 15, 1998. On February 22, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until May 28, 1999. In connection with the agreement, the Company agreed to arrange for separate financing for $3,550,000 by May 15, 1999. The Company is not in compliance with the terms of the February 22, 1999 agreement. Current negotiations are expected to be completed during May 1999 to revise and extend the forbearance agreement.

5.   Commitments and Contingencies

     As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the six month period ended March 31, 1999. The Company continues to have a significant working capital deficiency of $13,417,000 at March 31, 1999 ($12,138,000 at
     September 30, 1998) and has restructured or amended its debt agreements with its principal lender a number of times in the past year. The Company has been served a complaint alleging breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business as discussed in its Form 10-K at September 30, 1998, which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

     On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled ORICK V. BRUSH WELLMAN, ET AL., 3:98-CV-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that process beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled ZHAGRUS ENVIRONMENTAL, INC. ET. AL. V. NUCLEAR METALS, INC. ET. AL., MCV99-01057, naming the Company and its subsidiaries as defendants. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. The Company believes that it has valid defenses to the claims alleged in this complaint and that it will not ultimately be caused to pay the amount sought therein. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. On February 22, 1999, the Company and Zhagrus Environmental, Inc. agreed to a thirty-day Stand-Still Agreement pending further resolution of this matter. The Company agreed, among other things, that during the thirty day Stand-Still Agreement period that it would not
     (a) increase its current credit arrangement with its current lender or (b) extend a security interest to any new lender. Of the $8,368,883, $3.5 million has been recorded as a liability by the Company and the remaining balance is under evaluation during the thirty-day period.

     On February 24, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled JERRY LYNN HALL & ROSE MARY HALL V. BRUSH WELLMAN, ET AL., 3:99-CV-110 (E.D. Tenn.), naming as defendants fourteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that process beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $6 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     As a result of the significant loss in fiscal 1998 and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels executed during the first and second quarters of fiscal 1999. The Company's liquidity constraints require the restructuring and extension of terms on all trade payables.

     See discussion of potential liabilities associated with discontinued or suspended aspects of its depleted uranium business under Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

6.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income that are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have an effect on its consolidated financial statements. During the six months ended March 31, 1999, there was no difference between total comprehensive loss and net loss. Accordingly, no change in presentation on the face of the Statement of Operations is required.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1999 COMPARED WITH SECOND QUARTER FISCAL 1998

       Net sales decreased by $4,771,000, or 45%, to $5,919,000 in the second quarter of fiscal 1999, as compared to the second quarter of the fiscal 1998. Sales in the Depleted Uranium Penetrator segment decreased by $3,310,000, or 80%. Sales in the Specialty Metal products segment decreased by $275,000, or 8%. Sales in the Uranium Services and Recycle segment decreased by $1,186,000, or 40%. The sales decrease in the Depleted Uranium Penetrator segment was due to the reduction in both foreign and domestic procurement and no revenue from the remediation of the holding basin at the Concord facility pursuant to a U.S. Army contract in fiscal 1999. The Company expects that no revenue will be derived from DU penetrator operations after the third quarter of fiscal 1999. The sales decrease in the Specialty Metals product segment was due to a decreased level of activity on the Comanche helicopter Beralcast prototype contract. The decrease in sales in the Uranium Services and Recycle is due to reduced AVLIS feedstock production orders that were partially offset by the UF6 conversion contract with United States Enrichment Corporation.

       Gross profit in the second quarter decreased by $3,149,000, or 96%, to $116,000, as compared to the second quarter of fiscal 1998. The decrease in gross profit for the quarter is attributable in part to $973,000 of Holding Basin remediation costs expensed in 1999 combined with changes in product mix and timing issues in further reducing fixed costs.

       Selling, general and administrative expenses decreased by $801,000, or 36%, to $1,427,000 in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases, reduction in administrative staff and various cost containment measures. As a percentage of total revenue, these expenses are 24% as compared to 21% for the same period last year.

       Interest expense increased to $421,000 in the second quarter of fiscal 1999 from $356,000 in the second quarter of fiscal 1998. This increase is attributable to interest expense associated with increased borrowings.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998

       Net sales decreased by $5,431,000, or 29%, to $13,338,000 in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Sales in the Depleted Uranium Penetrator segment decreased by $6,448,000, or 75%. Sales in the Specialty Metal products segment increased by $966,000, or 15%. Sales in the Uranium Services and Recycle segment increased by $51,000, or 1%. The sales decrease in the Depleted Uranium Penetrator segment was due to the reduction in foreign procurement and no revenue from the remediation of the holding basin at the Concord facility pursuant to a U.S. Army contract in fiscal 1999. The sales increase in the Specialty Metals product segment was due to an increased demand for medical shielding and medical powders offset by a decreased level of activity on the Comanche helicopter Beralcast prototype contract. The increase in sales in the Uranium Services and Recycle is due to the UF6 conversion contract with United States Enrichment Corporation offset by reduced AVLIS feedstock production orders.

       Gross profit in the first six months of fiscal 1999 decreased by $2,080,000, or 49%, to $2,163,000, as compared to the first six months of fiscal 1998. The decrease in gross profit for the period is attributable in part to $973,000 of holding basin remediation costs expensed in 1999 combined with changes in product mix. As a percentage of total revenue, gross profit margin was 16% compared to 23% for the first six months of fiscal 1998. Had we not expensed the holding basin remediation costs, the gross profit margin would have been 24%.

       Selling, general and administrative expenses decreased by $1,767,000, or 39%, to $2,708,000 in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases, reductions in administrative staff and various cost containment measures. As a percentage of total revenue, these expenses are 20% as compared to 24% for the same period last year.

       Interest expense increased to $815,000 in the first half of fiscal 1999 from $489,000 in the first half of fiscal 1998. This increase is attributable to interest expense associated with increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

       As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the six month period ended March 31, 1999. The Company continues to have a significant working capital deficiency of $13,417,000 at March 31, 1999 ($12,138,000 at September 30, 1998) and has restructured or amended its debt agreements with its principal lender a number of times in the past year. The Company has been served a complaint for breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business as discussed in its Form 10-K at September 30, 1998, which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

       At March 31, 1999, the end of the first six months of fiscal 1999, the Company had a working capital deficit of $13,417,000, a decrease in working capital of $2,907,000 since the end of fiscal 1998. For the six months ended March 31, 1999, the Company's accounts receivable and inventories decreased by $2,061,000 and $880,000, respectively, compared with September 30, 1998 levels. Cash (less restricted cash) at March 31, 1999 was $66,000. The current portion of long term obligations decreased to $7,525,000 from $8,582,000. At the end of the first half of fiscal 1999 notes payable to shareholders, net of unamortized warrants, increased to $2,619,000 from $2,083,000 as of September 30, 1998.

       On October 15, 1998 the Company issued a 10% Subordinated Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at an exercise price of $6.00 per share have also been issued as part of this Debenture.

       On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt held by them in the amount of $850,500. Payments of the related interest have been extended to June 10, 1999. Warrants totaling 102,000 shares with an exercise price of $6.00 per share have also been issued as part of this extension.

     The Company was in default of its financial covenants under its bank arrangement with its principal lender. On February 22, 1999, the Company entered into an agreement with its principal lender to forebear on all collection actions until May 28, 1999 as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit including payment of $3,550,000 originally due on November 15, 1998.

       Management's plans with regard to the existing capital deficiency are to adjust spending levels to appropriate amounts to ensure greater financial stability and to actively pursue additional subordinate secured debt and partnering relations with target customers. The Company is also managing payment plans with certain suppliers.

       As a result of the significant loss in fiscal 1998 and the status of the Company's bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels executed during the first and second quarters of fiscal 1999. The Company's liquidity constraints require the restructuring and extension of terms on all trade payables.

       In addition to write-offs that have been recorded during fiscal 1998, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part II - "Other Information", Item 1. -"Legal Proceedings". These potential liabilities include a possible $5.0 million cost associated with the additional treatment required under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the contract modification proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial reorganization condition and results of operations would be materially and adversely affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's revised operating plan, (ii) the possible effects on the Company of certain legal proceedings, and (iii) the effects on the Company of changes in the businesses in which it operates or in economic conditions generally involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

       The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 for Year 2000 compliance and will continue to make investments in its computer systems and applications for that purpose. The Company believes that the Company's computer systems are Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve year 2000 compliance, the Company's business could be materially affected. See Part I "Risk Factors--Year 2000 Compliance."

       The Company formed a Y2K committee that reviewed the Y2K status of the Company's vendors' software and systems used in its internal business processes. It also will seek appropriate assurances of compliance from the manufacturers of these products or, in the event that such assurances cannot be obtained, will provide for modification or replacement of all non-compliant products. Management has verified that its accounting software is Year 2000 compliant.

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

RISK FACTORS

       HISTORY OF LOSSES; RISK OF FUTURE LOSSES. The Company has experienced significant financial difficulties and liquidity problems in the past year due primarily to the sharp decline in sales of DU penetrators and a lack of orders for certain other DU products. As a result, the Company has had to seek financing from stockholders, waivers of non-compliance with, and amendments of, certain covenants and other provisions in its debt instruments (including waivers and amendments under the Existing Credit Facility in February, May, June, October and November of 1998) additional borrowings and extensions of maturities under the Existing Credit Facility, and additional equipment financing from another bank for capital expenditures required at its South Carolina facility. Historically, a substantial portion of the Company's revenues has been derived from the sale of products for defense munitions and tank armor programs; however, revenues from these applications have declined sharply in recent years due primarily to the general decline in defense spending. The Company expects that no revenues will be derived from sales of penetrator defense munitions after the second quarter of fiscal 1999, and only limited revenue will be derived from sales of billets for conversion into tank armor thereafter. The Company incurred operating losses in four of its last five fiscal years. In addition, the Company's accountants, in their report to the Board of Directors and stockholders of the Company for fiscal 1995 and fiscal 1998, stated that there was substantial doubt at that time about the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur losses in subsequent fiscal periods.

       The Company expects to expend substantial resources on commercial growth opportunities in many cases before it can be certain of market acceptance of its current and planned products and services. The Company's ability to realize the objectives of its business strategy and to achieve its plans for commercial growth and profitability are subject to a number of business, industry, economic and other factors, many of which are beyond the control of the Company, such as the Company's ability to successfully market its products and services, particularly in new applications for its materials and technologies, the Company's ability to manage planned expansion and large-scale commercial production of new products, customer demand, competition in the industries which the Company serves and general economic conditions. The failure of the Company to realize the objectives of its business strategy, in particular, the full-scale commercialization of the key existing and emerging businesses and technologies, would have a material adverse effect on the Company's business, financial condition and results of operations. Ongoing losses would hinder the Company's ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities, the failure to perform any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

       ENVIRONMENTAL, HEALTH AND REGULATORY MATTERS. Materials regularly processed by the Company, including depleted uranium and beryllium, have characteristics considered to be health or safety hazards by various federal, state and local regulatory agencies. The processing of these materials requires a high level of safety consciousness, personnel monitoring devices and special equipment. Depleted uranium is a low-level radioactive material, and the Company is subject to government licensing and regulation. Depleted uranium in the finely divided state, such as grinding dust or machine turnings, is combustible at room temperature and requires special handling for safe operations and disposal of process wastes. Airborne beryllium in respirable form, such as powder, dusts or mists generated in some manufacturing processes, can represent a hazard to the lungs in certain, susceptible individuals. Processing this material requires use of extensive ventilation and dust collecting systems.

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

       The presence and use in the Company's operations of materials with hazardous characteristics subjects the Company to regulation and scrutiny by various governmental agencies. Management believes that the Company is presently in compliance in all material respects with existing federal, state and local regulations and has no knowledge of any threatened governmental action against the Company for violations of any such laws, statutes or regulations, except as described below. However, the potential effects of evolving legislation and regulations affecting the Company's business cannot be predicted.

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

       The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forbearance agreement with its principal lender, which expires on May 28, 1999. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and Starmet are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

       The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level, and the Company is obligated to pay an additional fee per cubic yard of excess material removed. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus has not provided sufficient information for the Company to make an appropriate determination of liability. There can be no If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification request or pursuant to an additional application for relief under Public Law 85-804. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998 the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. The Company is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

       CONCENTRATION OF CUSTOMERS. A substantial portion of the Company's business currently is conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 67% and 78% of the Company's net sales in the fiscal years ended September 30, 1998 and September 30, 1997, respectively. Four of these customers (USEC, Royal Ordnance, Primex Technologies, and Lockheed Martin) individually accounted for greater than 10% of the Company's consolidated revenues in fiscal 1998. The Company currently is contracting with Primex Technologies to provide DU penetrators for the U.S. Army's ABRAMS Tank program through the second quarter of fiscal 1999. The Company is currently under several contracts with Lockheed Martin to provide Beralcast hardware for the Comanche helicopter program. USEC is the sole customer for the Company's UF6 conversion and AVLIS feedstock material. See Item 7,"Risk

Factors--Uncertainties Relating to USEC and UF6 Conversion." While the Company's planned expansion into new commercial markets may result in a substantial portion of its revenues being derived from new customers, the dominance of a few companies in certain of these targeted markets is likely to continue to result in a substantial portion of the Company's revenues being derived from a small number of significant customers. The loss of one of its key customers or any significant portion of orders from any such customers could have a material adverse effect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at any of its major customers or if one or more of its key customers were to reduce or cease conducting operations.

       UNCERTAINTIES RELATING TO USEC AND UF6 CONVERSION. USEC, a recently privatized global energy company created by the U.S. Congress in 1992 to operate the DOE's uranium enrichment program, is the only customer for the Company's AVLIS feedstock material. Furthermore, there can be no assurance that USEC will not abandon the AVLIS program or reduce resources directed to the program or that the Company will continue to receive contracts from USEC. The Company also intends to pursue opportunities with DOE for the conversion of its depleted UF6 stockpile. There can be no assurance that USEC and/or DOE will award contracts to the Company for the conversion of depleted UF6 beyond that which already has been awarded to Starmet. The Company currently has a large stockpile of UF4 created by UF6 conversion. The estimated cost of disposal of the UF4 is approximately $3.4 million and has been accrued as a liability as of September 30, 1998. See Item 1, "Business--UF6 Conversion."

       DEPENDENCE ON SALES TO PUBLIC SECTOR AND GOVERNMENT CONTRACTORS. The Company derives, and plans to continue to derive, substantial revenues from public sector customers or contractors for such customers, including the United States military. There are significant risks inherent in sales to such customers that may cause material fluctuations in the Company's operating results. For each contract with a public sector customer, the Company typically is subject to a protracted procurement process that includes sealed competitive bids, systems demonstrations and the integration of Company and third-party products. The process also can include political influences, award protests initiated by unsuccessful bidders and changes in budgets or appropriations that are beyond the Company's control. Contracts of public sector customers typically are subject to procurement policies that may be onerous and may include profit limitations and rights on the part of the government to terminate for convenience. Sales to the United States Department of Defense (the "DOD") are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DOD has been reducing total expenditures, and there can be no assurance that funding will not be reduced in the future. A significant loss of sales to the U.S. government or contractors for the U.S. government could have a material adverse effect on the Company's business, results of operation and financial condition.

       RISKS RELATED TO NEW PRODUCT INTRODUCTIONS, RAPID TECHNOLOGICAL CHANGE AND INDUSTRY CONDITIONS. The success of new product introductions is dependent on several factors, including timely completion and introduction of new products, quality of new products, market acceptance and timeliness of market acceptance, production efficiency, costs, competition, the availability of substitute products and customer service. Although the Company attempts to determine the specific needs of new markets, there can be no assurance that the identified markets will in fact materialize or that the Company's products designed for these markets will achieve any significant degree of market acceptance or that any such acceptance will be sustained for any significant period. In particular, the Company's Beralcast materials, which are central to its strategy, require market acceptance of value commensurate with the generally higher cost versus alternative and current materials. There can be no assurance that the performance characteristics of Beralcast alloys will outweigh the greater expense of Beralcast compared to competing materials. The Company's Beralcast products and components currently are in the development stage and have not been brought to market, and there can be no assurance that significant commercial business will develop as anticipated by the Company or that these products will gain acceptance in commercial markets.

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

       Raw materials used by the Company include a number of metals and minerals used to produce the alloys included in its products and castings, including beryllium, titanium, aluminum, nickel, cobalt, chromium, and molybdenum, among others. Prices of these materials can be volatile due to a number of factors beyond the control of the Company, including domestic and international economic conditions and competition. This volatility could significantly effect the availability and prices of raw materials used by the Company. There can be no assurance that the Company will be able to pass price fluctuations through to customers, and price moves may adversely affect sales, operating margins and net income. Depending upon certain market conditions, the Company may engage in forward purchases of some of these materials. However, the Company ordinarily does not attempt to hedge the price risk of its raw materials and has no long-term, fixed price contracts or arrangements for the raw materials that it purchases. Commercial deposits of certain metals, such as beryllium, cobalt, nickel, titanium, chromium and molybdenum, that are required for the alloys used in the Company's precision castings and specialty metal powders, are found in only a few parts of the world. In particular, the Company currently purchases beryllium, a metal which is used to form its Beralcast alloys, principally from a producer-supplier located in Kazakhstan and from multiple distributors located in Estonia, Kazakhstan, Sweden, the United States, China and Russia. The Company also purchases scrap beryllium from domestic and foreign distributors. The only three producers of beryllium worldwide are located in Kazakhstan, the United States and China. For competitive reasons, the Company does not procure significant quantities of beryllium raw materials from Brush Wellman, the sole U.S. producer of beryllium, which is the Company's principal competitor for beryllium aluminum products and which was the plaintiff in a patent lawsuit against the Company.

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

       YEAR 2000 COMPLIANCE. The Company does not produce products that contain software where Year 2000 compliance could be an issue. The Company has licensed computer systems and software for its internal operations and business processes where Year 2000 compliance could be an issue. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's internal computer systems; business processes and applications will function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and expects the Company's Year 2000 date conversion programs to be completed on a timely basis. The Company does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 problems in the Company's computer and other systems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business could be materially affected.

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

       LEGAL PROCEEDINGS. The Company is involved in various legal proceedings. See Part II Item 1, "Legal Proceedings." An adverse judgment or settlement under any of these proceedings could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness). An adverse outcome also could cause the Company to incur substantial costs in redesigning the investment casting process for its Beralcast products and components. Moreover, there can be no assurance that redesign alternatives would be available to the Company, and if available, that any redesign alternative would not place the Company at a competitive disadvantage. The Company could be required to license the disputed patent rights from Brush Wellman or to cease using the patented technology. Any such license, if required, may not be available on terms acceptable or favorable to the Company, or at all. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations. Even in the event of a successful outcome, the Company may incur significant legal expenses in its defense.

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

       SUBSTANTIAL INFLUENCE OF PRINCIPAL STOCKHOLDERS. The Company believes that certain control share acquisitions have occurred and that members of the group which effected such control share acquisitions, namely WIAF Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein M.D., Meryl J. Chrein and Marshall J. Chrein (collectively, the "Investor Group"), as of March 31, 1999 were the beneficial owners of 2,769,871 shares of Common Stock (assuming full conversion of debentures and exercise of all warrants held by certain members of the Investor Group), or approximately 54% of the Company's outstanding shares of Common Stock. As of March 31, 1999, directors and executive officers of the Company beneficially own in the aggregate 1,111,193 shares of Common Stock (assuming full conversion of debentures and exercise of all currently exercisable options and warrants held by certain directors and executive officers), or approximately 21% of the shares entitled to vote. The Investor Group and/or the Company's directors and executive officers could have substantial influence on matters requiring approval of stockholders of the Company, including the election of directors or the approval of significant corporate matters. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change of control of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


       On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Orick v. Brush Wellman, et al., 3:98-cv-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that process beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled ZHAGRUS ENVIRONMENTAL, INC. ET. AL. V. NUCLEAR METALS, INC. ET. AL., MCV99-01057, naming the Company and its subsidiaries as defendants. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. The Company believes that it has valid defenses to the claims alleged in this complaint and that it will not ultimately be caused to pay the amount sought therein. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. On February 22, 1999, the Company and Zhagrus Environmental, Inc. agreed to a thirty day Stand-Still Agreement pending further resolution of this matter.

     On February 24, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled JERRY LYNN HALL & ROSE MARY HALL
V. BRUSH WELLMAN, ET AL., 3:99-CV-110 (E.D. Tenn.), naming as defendants fourteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that process beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $6 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On October 15, 1998 the Company issued a 10% Subordinated Debenture in the amount of $500,000 to a current shareholder. Warrants, for the purchase of up to 60,000 shares at an exercise price of $6.00 per share, were issued in connection with the issuance of this Debenture.

       On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt held by them in the amount of $850,500. Payments of the related interest have been extended to June 10, 1999. Warrants for the purchase of up to 102,000 shares with an exercise price of $6.00 per share were issued in connection with this extension.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company was in default of its financial covenants under its bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit including payment of $3,550,000 originally due on November 15, 1998. On February 22, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until May 28, 1999. The Company is not in compliance with the terms of the February 22, 1999 agreement. Current negotiations are expected to be competed during May 1999 to revise and extend the forbearance agreement.

ITEM 5. OTHER INFORMATION

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than November 15, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company on or about March 15, 2000. In order to curtail any controversy as to the date on which the Company received a proposal, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Not applicable.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               STARMET CORPORATION

Date:  May 14, 1999
                               ---------------------------------
                               By: /s/ Robert E. Quinn
                               Robert E. Quinn
                               President, Chief Executive Officer and
                               Chief Financial Officer




Date:  May 14, 1999
                               ----------------------------------
                               By: /s/ Gary W. Mattheson
                               Gary W. Mattheson
                               Controller and Chief Accounting Officer