Form 10-Q
period 1999-07-04
STARMET CORP
filed 1999-08-18
CIK 276331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1999

                                       or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 1999 there were issued and outstanding 4,790,674 shares of the Registrant's Common Stock.

                         PART 1 - FINANCIAL INFORMATION


     Item 1. Financial Statements

                                       STARMET CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

                                                                                 July 4,             September 30,
                                                                                  1999                   1998
                                                                            ------------------    ------------------


     ASSETS
       Current Assets
         Cash and cash equivalents                                             $     27,000          $    327,000
         Restricted cash                                                            238,000               238,000
         Accounts receivable, net of allowances for doubtful accounts of
          $270,000 at July 4, 1999 and $524,000 at September 30, 1998             3,400,000             6,020,000
         Inventories                                                              2,598,000             4,005,000
         Other current assets                                                       502,000               545,000
                                                                               ------------          ------------
             Total current assets                                                 6,765,000            11,135,000
                                                                               ------------          ------------
       Property, Plant and Equipment                                             44,131,000            43,668,000
         Less accumulated depreciation                                           27,206,000            25,731,000
                                                                               ------------          ------------
         Net property, plant and equipment                                       16,925,000            17,937,000
                                                                               ------------          ------------
       Non-current Inventories                                                    1,500,000             1,500,000
       Other Assets                                                               1,854,000             1,861,000
                                                                               ------------          ------------
                                                                               $ 27,044,000          $ 32,433,000
                                                                               ============          ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
         Current portion of long term obligations                              $  6,624,000          $  8,582,000
         Accounts payable and accrued expenses                                   13,694,000            14,691,000
                                                                               ------------          ------------
         Total current liabilities                                               20,318,000            23,273,000
       Notes Payable to Shareholders                                              2,645,000             2,083,000
                                                                               ------------          ------------
       Stockholders' Equity:
         Common stock, par value $.10; 15,000,000 shares authorized;
          4,790,674 issued and outstanding for July  4, 1999 and
          September 30, 1998                                                        479,000               479,000
         Additional paid-in capital                                              14,067,000            14,067,000
         Warrants issued                                                            687,000               687,000
         Accumulated deficit                                                    (11,152,000)           (8,156,000)
                                                                               ------------          ------------
         Total Stockholders' Equity                                               4,081,000             7,077,000
                                                                               ------------          ------------
                                                                               $ 27,044,000          $ 32,433,000
                                                                               ============          ============

                                       STARMET CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         -------------------------------------     -------------------------------------

                                             July 4,              June 30,              July 4,            June 30,
                                              1999                  1998                 1999                1998
                                         ---------------     -----------------     ----------------    -----------------

     Net sales and contract revenues       $  5,638,000        $     7,429,000       $  18,976,000       $   26,198,000

     Cost of sales                            4,154,000             6,812,000           15,329,000           21,337,000
                                           -------------       ---------------       --------------      ---------------

     Gross profit                             1,484,000               617,000            3,647,000            4,861,000

     Selling, general and
     administrative                           1,584,000             2,507,000            4,291,000            6,982,000

     Research and development                   337,000               411,000            1,112,000              977,000
                                           -------------       ---------------       --------------      ---------------

     Operating income (loss)                   (437,000)           (2,301,000)          (1,756,000)          (3,098,000)

     Other (income) expense                      33,000                     -               78,000                    -

     Interest expense                           347,000               464,000            1,162,000              953,000
                                           -------------       ---------------       --------------      ---------------

     Loss before income taxes                  (817,000)           (2,765,000)          (2,996,000)          (4,051,000)

     Provision for income taxes                       -                     -                    -                    -
                                           -------------       ---------------       --------------      ---------------

     Net loss                              $   (817,000)       $   (2,765,000)       $  (2,996,000)      $   (4,051,000)
                                           =============       ===============       ==============      ===============


     Per Share Information:

     Basic net loss per common share       $      (0.17)       $        (0.58)       $       (0.63)      $        (0.85)
                                           =============       ===============       ==============      ===============


     Weighted average number of common
     shares outstanding                       4,791,000             4,791,000            4,791,000            4,788,000
                                           =============       ===============       ==============      ===============

     Diluted net loss per common and
     dilutive potential common shares
     outstanding                           $      (0.17)       $        (0.58)       $       (0.63)      $        (0.85)
                                           =============       ===============       ==============      ===============

     Weighted average number of common
     and dilutive potential common
     shares outstanding                       4,791,000             4,791,000            4,791,000            4,788,000
                                           =============       ===============       ==============      ===============

                                       STARMET CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      (Unaudited)


                                                                                       NINE MONTHS ENDED
                                                                         -----------------------------------------------
                                                                                July 4,                  June 30,
                                                                                 1999                      1998
                                                                         ---------------------     ---------------------

     Cash flows from operating activities:
       Net loss                                                                 $  (2,996,000)            $  (4,051,000)
       Adjustments to reconcile net loss to net cash provided
         (used) by operating activities:
         Depreciation and amortization                                              1,538,000                 1,471,000
         Changes in assets and liabilities, net:
           (Increase) decrease in accounts receivable                               2,620,000                (1,502,000)
           (Increase) decrease in inventories                                       1,407,000                  (594,000)
           Increase (decrease) in accounts payable and accrued expenses              (998,000)                2,585,000
           (Increase) decrease in other assets                                         50,000                  (496,000)
                                                                                --------------            --------------
       Net cash provided (used) by operating activities                             1,621,000                (2,587,000)
                                                                                --------------            --------------

     Cash flows from investing activities:
       Capital expenditures, net                                                     (463,000)               (3,221,000)
                                                                                --------------            --------------
       Net cash used in investing activities                                         (463,000)               (3,221,000)
                                                                                --------------            --------------

     Cash flows from financing activities:
       Principal payments under long-term obligations                                (224,000)              (14,839,000)
       Net proceeds (repayments) from bank debt                                    (1,734,000)               19,974,000
       Proceeds from stock issuance                                                      -                       35,000
       Proceeds from notes payable to shareholders and warrants                       500,000                   900,000
                                                                                --------------            --------------
       Net cash provided (used) by financing activities                            (1,458,000)                6,070,000
                                                                                --------------            --------------

     Net increase (decrease) in cash and equivalents:
       Cash and equivalents at beginning of the period                                565,000                   268,000
       Cash and equivalents at end of the period                                      265,000                   530,000
                                                                                --------------            --------------
                                                                                $    (300,000)            $     262,000
                                                                                ==============            ==============


     Supplemental  disclosures  of cash flow  information:  Cash paid during the period for:
         Interest                                                               $     664,000             $     634,000

                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of July 4, 1999 and the results of their operations and cash flows for the nine months ended July 4, 1999 and June 30, 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year. Effective with the third quarter of fiscal 1999, the Company has changed to a fiscal quarter end. However, the fiscal year will continue to end on September 30.

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

     2. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at July 4, 1999 and September 30, 1998 consist of:


                                             July 4, 1999   September 30, 1998
                                            --------------  ------------------

          Work-in progress                  $   3,057,000      $  3,900,000
          Raw materials                           564,000         1,067,000
          Spare parts                             476,000           538,000
                                            -------------      ------------
          Total inventory                       4,097,000         5,505,000
          Less current inventory                2,597,000         4,005,000
                                            -------------      ------------
          Non current inventory             $   1,500,000      $  1,500,000
                                            =============      ============

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

     Common share and common share dilutive potential disclosures are:


                                                         Three Months Ended                Nine Months Ended
                                                     --------------------------       --------------------------
                                                      July 4,          June 30,        July 4,          June 30,
                                                       1999             1998            1999             1998
                                                     ---------        ---------       ---------        ---------
          Weighted average common shares
          outstanding                                4,791,000        4,791,000       4,791,000        4,788,000
          Dilutive potential common shares              -                -               -                -
                                                     ---------        ---------       ---------        ---------
          Diluted common shares                      4,791,000        4,791,000       4,791,000        4,788,000
                                                     ---------        ---------       ---------        ---------
          Options and warrants excluded from
          diluted loss per common share as  their
          effect would be antidilutive                 769,000          778,000         769,000          778,000
                                                     =========        =========       =========        =========


     4. Debt

     On October 15, 1998 the Company issued a 10% Subordinated Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at an exercise price of $6.00 per share have also been issued in connection with this Debenture.

     On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on 10% convertible debt in the amount of $850,500. Warrants totaling 102,000 shares with an exercise price of $6.00 per share have also been issued in connection with this extension.

     The Company has recorded the estimated fair value of the warrants issued to the shareholders, approximately $220,000, as a reduction of the related debt and is amortizing this amount as interest expense over the remaining life of the notes.

     The Company is in default of the financial covenants under the bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit, including payment of $3,550,000 originally due on November 15, 1998. On June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. The agreement also includes various extension periods if certain conditions are met prior to February 15, 2000.

     5. Commitments and Contingencies

     As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the nine-month period ended July 4, 1999. The Company continues to have a significant working capital deficiency of $13,553,000 at July 4, 1999 ($12,138,000 at September 30, 1998) and has restructured or amended its debt agreements with its principal lender a number of times. The Company has been served a complaint alleging breach of contract by one of its principal vendors.

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

     On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Orick v. Brush Wellman, et al., 3:98-CV-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain limited restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. Although the Company believes that it has valid defenses to the claims alleged in this complaint, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts. Of the $8,368,883, $3.5 million has been recorded as a liability.

     On February 24, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Jerry Lynn Hall & Rose Mary Hall v. Brush Wellman, et al., 3:99-CV-110 (E.D. Tenn.), naming as defendants fourteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $6 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     As a result of the significant loss in fiscal 1998, continued losses in fiscal 1999, and the status of the bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels executed during the first nine months of fiscal 1999. The Company's liquidity constraints required the restructuring and extension of terms on all trade payables.

     See discussion of potential liabilities associated with discontinued or suspended aspects of its depleted uranium business under Liquidity and Capital Resources under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

     6. Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income that are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have an effect on its consolidated financial statements for fiscal 1999 or prior years. During the nine months ended July 4, 1999, there was no difference between total comprehensive loss and net loss.
     Accordingly, no change in presentation on the face of the Statement of Operations is required.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

     Net sales decreased by $1,791,000, or 24%, to $5,638,000 in the third quarter of fiscal 1999, as compared to the third quarter of the fiscal 1998. Sales in the Depleted Uranium Penetrator segment decreased by $845,000, or 69%. Sales in the Specialty Metal products segment decreased by $376,000, or 11%. Sales in the Uranium Services and Recycle segment decreased by $570,000, or 20%. The sales decrease in the Depleted Uranium Penetrator segment was due to the reduction in both foreign and domestic procurement and no revenue from the remediation of the holding basin at the Concord facility pursuant to a U.S. Army contract in fiscal 1999. The Company expects that no revenue will be derived from DU Penetrator operations after the fourth quarter of fiscal 1999. The sales decrease in the Specialty Metals product segment was due to a decreased level of activity on the Comanche helicopter Beralcast prototype contract. The decrease in sales in the Uranium Services and Recycle is due to reduced AVLIS feedstock production orders, partially offset by the UF6 conversion contract with United States Enrichment Corporation.

     Gross profit in the third quarter increased by $867,000, or 141%, to $1,484,000, as compared to the third quarter of fiscal 1998. The increase in gross profit for the quarter is attributable to reduced Holding Basin remediation costs expensed in 1999 combined with improved product margins through reduced indirect labor and manufacturing overhead. As a percentage of total revenue, gross margin improved by 225% to 26% as compared to 8% for the third quarter of fiscal 1998.

     Selling, general and administrative expenses decreased by $923,000, or 37%, to $1,584,000 in the third quarter of fiscal 1999, as compared to $2,507,000 in the third quarter of fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases, reduction in administrative staff and various cost containment measures. As a percentage of total revenue, these expenses are 28% as compared to 34% for the same period last year.

     Interest expense decreased to $347,000 in the third quarter of fiscal 1999 from $464,000 in the third quarter of fiscal 1998. This decrease is attributable to interest expense associated with reduced borrowings.

     Nine Months  Ended July 4, 1999  Compared  With Nine Months  Ended June 30,
     1998

     Net sales decreased by $7,222,000, or 28%, to $18,976,000 in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Sales in the Depleted Uranium Penetrator segment decreased by $7,298,000, or 72%. Sales in the Specialty Metal products segment increased by $595,000, or 6%. Sales in the Uranium Services and Recycle segment decreased by $519,000, or 8%. The sales decrease in the Depleted Uranium Penetrator segment was due to the reduction in foreign procurement and no revenue from the remediation of the holding basin at the Concord facility pursuant to a U.S. Army contract in fiscal 1999. The sales increase in the Specialty Metals product segment was due to an increased demand for medical shielding and medical powders offset by a decreased level of activity on the Comanche helicopter Beralcast prototype contract. The decrease in sales in the Uranium Services and Recycle segment is due to the reduced AVLIS feedstock production only being partially offset by revenue from the UF6 conversion contract with United States Enrichment Corporation.

     Gross profit in the first nine months of fiscal 1999 decreased by $1,214,000, or 25%, to $3,647,000, as compared to the first nine months of fiscal 1998. The decrease in gross profit resulted from reduced sales of the AVLIS feedstock and Depleted Uranium Penetrators partially offset by Specialty Metals margin improvement. As a percentage of total revenue, gross profit margin was 19%, exactly the same as compared to the first nine months of fiscal 1998. Had the

     Company not expensed Holding Basin remediation costs of $1,294,000, the gross profit margin would have been 26% for the first nine months of fiscal 1999.

     Selling, general and administrative expenses decreased by $2,691,000, or 39%, to $4,291,000 in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases, reductions in administrative staff and various cost containment measures. As a percentage of total revenue, selling, general and administrative expenses are 23% as compared to 27% for the same period last year.

     Interest expense increased to $1,162,000 in the first nine months of fiscal 1999 from $953,000 in the same period of fiscal 1998. This increase is attributable to interest expense associated with increased borrowings during the first half of fiscal 1999.

     Liquidity and Capital Resources

     As in fiscal 1998, the Company continued to realize financial losses and liquidity problems in the nine-month period ended July 4, 1999. The Company continues to have a significant working capital deficiency of $13,553,000 at July 4, 1999 ($12,138,000 at September 30, 1998) and has restructured or amended its debt agreements with its principal lender a number of times. The Company has been served a complaint for breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business as discussed in its Form 10-K at September 30, 1998, which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

     At July 4, 1999, the end of the first nine months of fiscal 1999, the Company had a working capital deficit of $13,553,000, a decrease in working capital of $1,415,000 since the end of fiscal 1998. For the nine months ended July 4, 1999, the Company's accounts receivable and inventories decreased by $2,620,000 and $1,407,000, respectively, compared with September 30, 1998 levels. Cash (less restricted cash) at July 4, 1999 was $27,000. The current portion of long-term obligations decreased to $6,624,000 from $8,582,000 as the cash generated from operations and the proceeds from additional shareholder notes were used to pay down the revolving line of credit. At the end of the first nine months of fiscal 1999 notes payable to shareholders, net of unamortized warrants, increased to $2,645,000 from $2,083,000 as of September 30, 1998.

     On October 15, 1998 the Company issued a 10% Subordinated Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at an exercise price of $6.00 per share have also been issued in connection with this Debenture.

     On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt held by them in the amount of $850,500. Payments of the related interest have been extended to June 10, 1999. Warrants totaling 102,000 shares with an exercise price of $6.00 per share have also been issued in connection with this extension.

     The Company is in default of the financial covenants under the bank arrangement with its principal lender. On June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. The agreement also includes various extension periods if certain conditions are met prior February 15, 2000.

     Management's plans with regard to the existing capital deficiency are to adjust spending levels to appropriate amounts to ensure greater financial stability while actively exploring additional capital generating opportunities including, but not limited to, the sale and leaseback of owned property, asset sales and joint ventures. The Company is also managing payment plans with certain suppliers.

     As a result of the significant loss in fiscal 1998 and the status of the Company's bank arrangements, management has been forced to reassess its operating plan. The revised plan includes significant reductions in personnel and various spending levels executed during the first nine months of fiscal 1999. The Company's liquidity constraints required the restructuring and extension of terms on all trade payables.

     In addition to write-offs that have been recorded during fiscal 1998, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part II - "Other Information", Item 1. -"Legal Proceedings". These potential liabilities include a possible $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the engineering change proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

     Special Note Regarding Forward-Looking Statements

     Certain statements in this Quarterly Report, including, without limitation, those concerning (i) the Company's revised operating plan, (ii) the possible effects on the Company of certain legal proceedings, and (iii) the effects on the Company of changes in the businesses in which it operates or in economic conditions generally involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, the effects of government regulation; the need for additional financing to fund growth, continued and future acceptance of the Company's products and services; and the presence of competitors with greater technical, marketing and financial resources. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     Year 2000 Readiness Disclosure Statement

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 issue.

     The Company is in the process of updating its accounting and information systems to ensure that its computer systems are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In fiscal 1997, the Company invested approximately $250,000 for Year 2000 compliance and will continue to make investments in its computer systems and applications for that purpose. The Company believes that the Company's computer systems are Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business could be materially affected. See Part I - "Risk Factors--Year 2000 Compliance."

     The Company formed a Y2K committee that reviewed the Y2K status of the Company's vendors' software and systems used in its internal business processes. It also will seek appropriate assurances of compliance from the manufacturers of these products or, in the event that such assurances cannot be obtained, intends to provide for modification or replacement of all non-compliant products. Management has verified that its accounting software is Year 2000 compliant.

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

     Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make necessary modifications prior to the end of 1999. The Company is prioritizing its efforts to focus on any Y2K discrepancies found that would impact its operations. Nevertheless, particularly to the extent that the Company is relying on the products of other vendors to resolve Y2K issues, there can be no assurances that the Company will not experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, or the Company were to experience a delay implementing Y2K compliant software products, the Company could incur substantial costs and disruption of its business, which could potentially have a material effect on the Company's business and results of operations. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address issues related to the Y2K problem may have a material adverse effect on the Company's business, financial conditions and results of operations.

     To date the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance, whether involving its own products or the software or systems used in its internal operations. Additionally, the Company has currently not developed a contingency plan related to Y2K and presently has no plan to do so. There can be no assurances that the Company's resources spent on investigating and remedying Y2K compliance issues, or the lack of a contingency plan related to Y2K, will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk Factors

     HISTORY OF LOSSES; RISK OF FUTURE LOSSES. The Company has experienced significant financial difficulties and liquidity problems in the past year due primarily to the sharp decline in sales of DU penetrators and a lack of orders for certain other DU products. As a result, the Company has had to seek financing from stockholders, waivers of non-compliance with, and amendments of, certain covenants and other provisions in its debt instruments (including waivers and amendments under the Existing Credit Facility in February, May, June, October and November of 1998 and June of
     1999) additional borrowings and extensions of maturities under the Existing Credit Facility, and additional equipment financing from another bank for capital expenditures required at its South Carolina facility. Historically, a substantial portion of the Company's revenue has been derived from the sale of products for defense munitions and tank armor programs; however, revenues from these applications have declined sharply in recent years due primarily to the general decline in defense spending. The Company expects that no revenues will be derived from sales of penetrator defense munitions after the fourth quarter of fiscal 1999, and only limited revenue will be derived from sales of billets for conversion into tank armor thereafter. The Company incurred operating losses in four of its last five fiscal years. In addition, the Company's accountants, in their report to the Board of Directors and stockholders of the Company for fiscal 1995 and fiscal 1998, stated that there was substantial doubt at that time about the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur losses in subsequent fiscal periods.

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

     The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a possible $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management, based on written advice of legal counsel, believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the forbearance agreement with its principal lender, which expires on February 15, 2000. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and the Company are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

     The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level. Under the Zhagrus contract, the Company agreed to pay an additional fee per cubic yard of excess material removed. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus' claim is the subject of litigation described in Part II - "Other Information", Item 1 - "Legal Proceedings". If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998, the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. In February 1999, based on discussions with the U.S. Army, the Company submitted a claim under P.L. 85-804 requesting payment of these excess costs. In June 1999, the U.S. Army denied the latter request. In August 1999, the Company re-submitted the engineering change proposal and is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

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

     CONCENTRATION OF CUSTOMERS. A substantial portion of the Company's business currently is conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 67% and 78% of the Company's net sales in the fiscal years ended September 30, 1998 and September 30, 1997, respectively. Four of these customers (USEC, Royal Ordnance, Primex Technologies, and Lockheed Martin) individually accounted for greater than 10% of the Company's consolidated revenues in fiscal 1998. The Company currently is contracting with Primex Technologies to provide DU penetrators for the U.S. Army's ABRAMS Tank program through the fourth quarter of fiscal 1999. The Company is currently under contract with Lockheed Martin to provide Beralcast hardware for the Comanche helicopter program. USEC is the sole customer for the Company's UF6 conversion and AVLIS feedstock material. See "Risk Factors--Uncertainties Relating to USEC and UF6 Conversion."

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

     UNCERTAINTIES RELATING TO USEC AND UF6 CONVERSION. USEC, a recently privatized global energy company created by the U.S. Congress in 1992 to operate the DOE's uranium enrichment program, is the only customer for the Company's AVLIS feedstock material. Furthermore, in June 1999, USEC announced they would abandon the AVLIS program. The Company also intends to pursue opportunities with DOE for the conversion of its depleted UF6 stockpile. There can be no assurance that USEC and/or DOE will award contracts to the Company for the conversion of depleted UF6 beyond that which already has been awarded to Starmet. The Company currently has a large stockpile of UF4 created by UF6 conversion. The estimated cost of disposal of the UF4 is approximately $3.4 million and has been accrued as a liability.

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

     RISKS RELATED TO PATENTED TECHNOLOGY. The Company's success depends in substantial part on its proprietary technology, in particular, Beralcast, the Company's family of beryllium aluminum alloys. Although the Company protects and intends to continue to protect its intellectual property rights through patents, copyrights, trade secrets, license agreements and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries in which the Company's products may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. If the Company were unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to obtain patent protection for products or processes discovered using the Company's technologies. Furthermore, there can be no assurance that any patents issued to the Company will not be challenged, invalidated, narrowed or circumvented, or that the rights granted thereunder will provide significant proprietary protection or competitive advantages to the Company. The Company believes that its products, patents and other proprietary rights do not infringe upon the proprietary rights of third parties.

     RISKS RELATED TO MANAGEMENT OF PLANNED GROWTH. The Company's anticipated growth could place a significant strain on its management, operations, financial and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls and to attract, retain, motivate and effectively manage its employees. The Company may experience design and start-up difficulties, such as cost overruns, manufacturing and operational difficulties and significant delays. Moreover, there can be no assurance that the Company will realize the goals of the planned capital expenditure program, such as reductions in product costs and enhanced product quality. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to manage its growth could have a material adverse effect on the Company's business, financial condition and results of operation.

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

     FLUCTUATION OF STOCK PRICE; ABSENCE OF ACTIVE TRADING. In recent periods there has been relatively little trading in the Company's Common Stock and the market price per share of the Company's Common Stock has fluctuated significantly. Factors such as quarterly variations in the Company's result of operations, changes in the company's industry and market conditions generally, the presence of a limited number of market makers for the Company's

     Common Stock, the lack of availability of institutional market research concerning the Company, and limited and sporadic trading volume of the Company's Common Stock can cause the market price of the Common Stock to fluctuate significantly. In addition, future announcements concerning the Company or its competitors, including quarterly results, innovations, new product introductions, government regulations or proceedings, or litigation may cause the market price of the Common Stock to fluctuate significantly. Furthermore, the stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock for reasons unrelated to the Company's operating performance.

     SUBSTANTIAL INFLUENCE OF PRINCIPAL STOCKHOLDERS. The Company believes that certain control share acquisitions have occurred and that members of the group which effected such control share acquisitions, namely WIAF Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein M.D., Meryl J. Chrein and Marshall J. Chrein (collectively, the "Investor Group"), as of March 31, 1999 were the beneficial owners of 2,769,871 shares of Common Stock (assuming full conversion of debentures and exercise of all warrants held by certain members of the Investor Group), or approximately 54% of the Company's outstanding shares of Common Stock. As of July 31, 1999, directors and executive officers of the Company beneficially own in the aggregate 1,111,193 shares of Common Stock (assuming full conversion of debentures and exercise of all currently exercisable options and warrants held by certain directors and executive officers), or approximately 21% of the shares entitled to vote. The Investor Group and/or the Company's directors and executive officers could have substantial influence on matters requiring approval of stockholders of the Company, including the election of directors or the approval of significant corporate matters. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change of control of the Company.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings


     On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. V. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain limited restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. Although the Company believes that it has valid defenses to the claims alleged in this complaint, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts. Of the $8,368,883, $3.5 million has been recorded as a liability.


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


     Item 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is in default of the financial covenants under the bank arrangement with its principal lender as a result of the Company's inability to comply with certain requirements in the Secured Revolving Line of Credit including payment of $3,550,000 originally due on November 15, 1998. On June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. The agreement also includes various extension periods if certain conditions are met prior to February 15, 2000.

     Item 5. OTHER INFORMATION

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than November 15, 1999. This deadline provides for timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company on or about March 15, 2000. In order to curtail any controversy as to the date on which the Company received a proposal, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Not applicable.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended July 4, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STARMET CORPORATION

     Date:  August 18, 1999              By:  /s/ Robert E. Quinn
                                         ---------------------------------
                                         Robert E. Quinn
                                         President and Chief Executive Officer




     Date:  August 18, 1999              By:  /s/ Gary W. Mattheson
                                         ----------------------------------
                                         Gary W. Mattheson
                                         Chief Financial Officer