Form 10-K
period 1999-09-30
STARMET CORP
filed 2000-01-14
CIK 276331

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999

                                       or

      Transition Report Pursuant to Section - or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. / /

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (i.e. persons who are not executive officers, directors or greater than 10% shareholders) was approximately $12,677,282 as of November 30, 1999.

As of November 30, 1999, there were issued and outstanding 4,795,674 shares of the Registrant's Common Stock.

                                     PART I


Forward Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-K, including, without limitation, statements incorporated herein by reference, may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward- looking statements. Without limiting the generality of the foregoing, the words "believes," "anticipates," "intends," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 1. BUSINESS


General

Starmet Corporation (the "Company" or "Starmet"), was incorporated in Massachusetts on July 31, 1972 as Nuclear Metals, Inc., and changed its name on October 1, 1997. Effective fiscal year 1998, the Company reorganized, forming four new wholly-owned subsidiaries: Starmet NMI Corporation, Starmet Powders, LLC, Starmet Comcast, LLC and Starmet Aerocast, LLC. Additionally, Carolina Metals Inc., the Company's wholly-owned subsidiary in Barnwell, South Carolina, was renamed Starmet CMI, Inc. Unless the context otherwise requires, references to the Company herein are intended to refer to the Company and its subsidiaries.

The Company is engaged in manufacturing a variety of specialty metal products using sophisticated metallurgical technology and metalworking processes. The Company operates in four industry segments: (1) fabrication of an assortment of specialty metal products, primarily from depleted uranium, using foundry, extrusion, and machining capabilities; (2) uranium services and recycling of low-level contaminated steel; (3) manufacture of high-purity, spherically shaped metal powders; and (4) manufacture of Beralcast(R), the Company's family of beryllium aluminum, metal matrix composites ("MMC") for use in certain advanced commercial and aerospace applications.

Industry Segment Financial Information

The following table sets forth certain information regarding the revenue, operating income (loss) and identifiable assets attributable to the four industry segments in which the Company operates.

                                                Year Ended September 30,
                                   ---------------------------------------------
                                     1999             1998              1997
                                   ---------       ----------       -----------
                                                  (as restated)    (as restated)
                                                 (in thousands)
Net Sales and Contract Revenues:
  Specialty Metal                  $  9,472        $ 18,845          $ 14,459
  Uranium Services and Recycle        7,472           5,905             4,965
  Powders                             5,406           5,078             4,348
  Composite Materials                 2,651           4,995             4,290

Operating Income (Loss):
  Specialty Metal                  $    762        $ (2,881)         $     50
  Uranium Services and Recycle       (1,038)        (11,519)            2,675
  Powders                             1,543             184               625
  Composite Materials                (2,200)         (3,546)           (2,539)

Identifiable Assets:
  Specialty Metal                  $  1,237        $  2,270          $  2,126
  Uranium Services and Recycle        9,115          10,458            13,964
  Powders                               929           1,052             1,221
  Composite Materials                 3,309           3,692             2,335

Segment information has been restated for 1998 and 1997 to be consistent with the 1999 presentation in accordance with SFAS No. 131.

See Note 15 of Notes to Consolidated Financial Statements.

The Company has no foreign operations. The Company has export sales, which accounted for 8%, 18% and 25% of net sales for the fiscal year ended September 30, 1999, 1998 and 1997, respectively.

The following is a general description of the Company's four business segments:

Specialty Metal

Depleted Uranium ("DU") is a dense, heavy metal that is 67% heavier than lead. Because of its density and workability, DU is an effective material for anti-armor munitions, or penetrators, and is used in several United States government and foreign government weapons systems. The U.S. government has funded and owns a portion of the manufacturing machinery and equipment used by the Company for producing penetrators. The Company continued to produce penetrators under a production contract through the fourth quarter of fiscal 1999. Due to anticipated reduced U.S. government procurement plans, the Company expects that no revenues will be derived from DU penetrator operations after fiscal 1999.

The Company will continue, however, under a multi-year contract with Bechtel BWXT Idaho, to produce DU billets in support of the Army's tank armor program. This contract is expected to run through 2001 subject to annual federal government appropriations. In addition, the Company continues to manufacture DU industrial and medical shielding products.

Uranium Services and Recycle

Starmet develops and provides products and services based upon its longstanding metallurgical, radiological and chemical know-how, including its expertise in processing and converting uranium hexafluoride (UF6) and its derivative uranium tetrafluoride (UF4) into products that can be utilized in a variety of specialized applications.

UF6 Conversion. Starmet owns and operates the only production facility in North America capable of converting natural UF6 and depleted UF6 into UF4. Depleted UF6 is a low-level radioactive by-product of the enrichment of uranium. From UF4, the Company produces DU metal that it manufactures into various products. In July 1998, United States Enrichment Corporation ("USEC") awarded Starmet a contract with a maximum value of $39 million, of which $13 million has been committed, to convert UF6 to UF4. Under the contract, USEC has the exclusive right, during the first 32 months of the contract, to negotiate with Starmet to form a joint venture company or similar arrangement in order to commercially exploit business opportunities involving the utilization of the Company's pending patents on a new process to recover and convert fluorine and related products created by the conversion of UF4.

Fluorine Mining. The Company holds three U.S. patents on a process to recover and convert fluorine and related products from UF4 that is the by-product of UF6 conversion. The United States Department of Energy ("DOE") has stockpiled over one billion pounds of UF6 which Starmet believes must eventually be dispositioned. The Company is in phase two of a three phase development program for the commercialization of fluorine recovery from UF6.

Counterweights. Starmet operates an FAA-approved facility in the United States licensed to repair DU aircraft counterweights. Aircraft counterweights are used in wide body commercial and certain military aircraft, such as the Boeing 747, DC-10 and L-1011, and are periodically required to be refurbished. The Company refurbishes DU counterweights for many international and domestic carriers flying wide body aircraft, and has begun work on certain military aircraft as well. The Company has a $6 million U.S. Air Force contract for the refurbishment of C-141 aileron and elevator assemblies for the next four fiscal years. The Company also has the capability to produce replacement counterweights.

AVLIS Feedstock. The Company supplied DU and natural uranium alloy material for use as AVLIS feedstock in USEC's AVLIS program. AVLIS is a laser-based enrichment process that, according to USEC, was expected to replace the current gaseous diffusion process for producing enriched fuel used in nuclear reactors. The AVLIS program was cancelled by USEC in June 1999.

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

Powders

The Company manufactures certain metal powders for niche markets through its proprietary processes called the Rotating Electrode Process ("REP(R)") and the Plasma Rotating Electrode Process ("PREP(R)"), which produce spherical metal particles within a relatively controllable size range. These metals include steel, titanium alloy and several nickel and cobalt-based alloys generally known in the industry as specialty powders. Metal powders can be used effectively in a variety of applications where exacting sizes, shapes and cleanliness are important. For example, clean cobalt, chrome and titanium powders, made through PREP(R), are used in medical implants to effectively bond prosthetic devices to bone and tissue, and uniform steel powders made through PREP(R) are used in photocopiers, sophisticated rapid prototyping applications, and magnetic paint for children's books, wallpaper, and toys. Management believes the Company's metal powders offer performance advantages in these niche markets over competing powders because they are cleaner, more uniformly spherical and have a higher percentage of particles within a desired size range from a given amount of raw material.


Composite Materials

Beralcast(R) is an investment-castable and extrudable metal matrix composite of beryllium aluminum designed for lightweight and high stiffness structural and electronic applications.

Defense & Commercial Aerospace. Beralcast(R) components have been specified for use on such high performance defense applications as the U. S. Army's RAH-66 Comanche helicopter program. In addition, the Company has manufactured prototype parts for advanced fighter aircraft, weapons, navigational and targeting systems. Management believes that its Beralcast(R) products meet demanding performance requirements for certain applications where stiffness, vibration damping, lightweight, workability and material uniformity are critical, such as the Comanche helicopter program. The Company has received contracts from Lockheed Martin for several separate Beralcast(R) components to be used in the night vision and target acquisition system on the Comanche helicopter program. The qualities of Beralcast(R) make it optimal for use in this type of aerospace application because of its lightweight, stiffness and vibration damping characteristics, which are required in the Army's latest version of night vision and targeting systems. The U.S. Army has reported that without the benefits of Beralcast(R), costs of the Comanche program would increase by approximately $300 million covering redesign and substitute materials.

In addition to the RAH-66 Comanche applications, Beralcast(R) is currently in use on over twenty different defense and commercial aerospace applications requiring lightweight and high stiffness.

Many of these programs are currently in the initial prototype phases and will require significantly higher quantities once in the full production phase.

Computer Hard Disk Drives. Using metal matrix composites ("MMC") of beryllium aluminum, hard disk drive designers will have the ability to reduce the thickness of individual arm sets in the disk stack and place additional disks within the same volume. This arm set thickness reduction will enable manufacturers to achieve increased storage capacity while maintaining current disk drive dimensional standards. In addition, the higher vibration damping properties of Beralcast(R), which certain customers have determined to be 6 to 10 times greater than aluminum, significantly increase data retrieval speeds compared to conventional materials by facilitating higher disk rotational speeds and reducing arm vibration. Using these properties will enable disk drive manufacturers to reduce the quantity of platters and the responding heads at the same time increasing storage capacity. Reducing components in the drive will provide higher value to the customer and offset the increased cost of the MMC arm set. Furthermore, Beralcast(R) has lower thermal expansion and is more dimensionally stable than aluminum, characteristics that are critical in certain next generation disk drive systems being developed to incorporate laser-optical technology. Based in part upon input from customers concerning performance and component requirements for doubling data storage capacity in future disk drive applications, the Company believes Beralcast(R) will be a critical aspect of achieving these goals. The Company has produced prototype and pre-production Beralcast(R) disk drive arm sets for evaluation by several of the leading disk drive manufacturers. Certain leading disk drive manufacturers have funded research, development, prototype work and production tooling to support initial production plans.

The company recently introduced a lower cost version of is original Beralcast(R) composite material containing less beryllium. These alloys called Beralcast(R) MGA are custom formulated to match customers cost and performance requirements by increasing or decreasing the beryllium content. Since Beralcast(R) MGA was introduced last year, four customers have placed prototype orders for material, which were fabricated into hard disk drive assemblies. These customers are investigating the introduction of this product into their next generation of high performance products.

To meet the anticipated demand, the company has entered a joint manufacturing agreement with a leading manufacturer of aluminum actuators. This company, Alexandria Extrusion Company (AEC) of Alexandria, MN has demonstrated its capabilities to manufacture Beralcast(R) MGA into precision extrusions for their current hard disk drive customers. The Company and AEC have selected an Asian contract manufacturer to support the anticipated increase in demand for this next generation hard disk drive actuator material.

Commercial Motion Control Applications. The Company is currently producing production quantities of Beralcast(R) investment castings for use in precision mechanical systems supporting the semiconductor manufacturing market. Beralcast(R), which is 22% lighter than aluminum and three times greater in stiffness, has been introduced into motion control applications to enable equipment designers to increase their equipment performance without increasing the equipment size or volume. This performance has enabled certain customers to achieve up to 20% increase in Units per Hour (UPH) over their conventional design. Customers are continuing to investigate existing components as Beralcast(R) material substitution candidates. The Company is also investigating other commercial applications, which would benefit from the increased performance of Beralcast(R) alloys.

Sources of Raw Materials

Raw materials used by the Company include a number of metals and minerals used to produce its products, including beryllium, titanium, aluminum, nickel, cobalt, chromium and molybdenum, among others. The Company currently purchases beryllium, a metal which is used to form some of its metal matrix composites, principally from a producer-supplier located in Kazakhstan and from multiple distributors located in Estonia, Kazakhstan, Sweden, the United States, China and Russia. The Company also purchases scrap beryllium from domestic and foreign distributors. The only three producers of beryllium worldwide are located in Kazakhstan, the United States and China. The Company believes that a sufficient supply of beryllium remains available for its current demand. However, if its MMC products receive broad commercial acceptance, the Company's demand for beryllium will increase. The cost of beryllium could increase as a result of the Company's increased demand, and supplies of beryllium could also be affected. Prices of raw materials used by the Company can be volatile, which could significantly affect their availability and price. The Company has no long-term, fixed price contracts or arrangements for the raw materials it purchases. Commercial metal deposits, such as beryllium, cobalt, nickel, titanium, chromium and molybdenum, that are required for the alloys used in the Company's precision castings and specialty metal powders, are found in only a few parts of the world.

UF6, the raw material for DU products, is currently available in abundant supply from DOE's inventory and from USEC's ongoing operations.

Manufacturing and Operations

Beralcast(R) is produced using a proprietary investment casting technology. The alloys are vacuum-induction melted and cast into pre-heated ceramic shells. Once the casting has cooled sufficiently, the ceramic mold is removed and the casting is cut from the gating and feed network. The residual gating and feed materials are recycled back into the casting process. The casting is subsequently finished by grinding, deburring, straightening, welding and sandblasting for final inspection. Following inspection, the castings are delivered to machining facilities for finish machining into the final configuration.

The investment molds used in the process are produced from a formulation developed specifically for Beralcast(R). These molds are fabricated using either conventional wax patterns or rapid prototype patterns. Pursuant to a teaming agreement between Starmet and Nu-Cast Inc., a producer of thin-walled, lightweight aluminum castings, the molds are fabricated in accordance with Starmet's specifications at Nu-Cast Inc. using a dedicated mold fabrication line that was installed to support the manufacture of Beralcast(R) investment molds. To support the future growth of Beralcast(R), the Company intends to establish ceramic mold manufacturing capabilities at its Concord facility.

The Company's Specialty Metal, Powders and Beralcast(R) activities are conducted at a Company-owned site in Concord, Massachusetts which comprises approximately 46 acres and includes a 180,000 square feet building used for manufacturing activities, offices and warehousing.

The Company owns and operates a facility in Barnwell, South Carolina located on 321 acres of land which includes a 109,000 square foot facility housing two manufacturing units (one unit provides the capability of converting UF6 to UF4 and a second unit houses a reduction process to convert UF4 to metallic depleted uranium) and a full-scale analytical laboratory, and a 70,000 square foot facility, adjacent to the manufacturing facility, to provide recovery and recycle of DU and other materials.

Research and Development Activities

The Company has on-going research and development activities to support each of its business segments. The efforts in Beralcast(R) products are focused on the development of technology for producing shaped extrusions. The Company believes this technology will find application in the production of disk drive actuators and also for commercial and aerospace products. For Powders products, research and development is focused on producing tubing from high strength titanium alloys and on a new method for producing net shape parts from metal powders. The Company is continuing with the development of its technology for fluorine recovery from UF6. Work has been successfully completed on the first phase of the three phase development program with better than anticipated results. A small pilot plant has been installed at the Company's Concord facility to further test and develop the process as part of the phase two effort.

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

The cost for Company-sponsored research and development activities was $1,243,000, $1,421,000 and $1,309,000 in fiscal 1999, 1998 and 1997, respectively. Total revenues from customer-funded research and development were $825,000, $831,000 and $793,000 in fiscal 1999, 1998 and 1997, respectively.

Sales and Marketing

The Company relies on a variety of marketing strategies, including advertising and direct sales. Technical papers given at industry symposia, presented by Starmet and in conjunction with customers, are also used as marketing vehicles for the Company's advanced metal products and services. In addition, the Company has developed concurrent engineering procedures between customers, suppliers and Starmet. The benefit of concurrent engineering is to provide customers cost-effective solutions to product designs that mitigate technical and scheduling risks.

Sales of MMC products at present are made directly to manufacturers of assemblies and systems. The Company markets its products through a multi-step process consisting of initial discussions of the products as well as engineering and marketing evaluations by the customer of sample material and demonstration products. In addition, the marketing strategy allows customers to use and market Beralcast(R) in the relevant application and market and, finally, offers a production program where expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements. The Company's sales and market organization consists of sales offices in Concord,

Massachusetts, San Jose, California, and Barnwell, South Carolina and sales representatives in Europe and Israel.

Patents, Trademarks and Licenses

The Company is actively pursuing patent protection on new technologies related to new products and process improvements for all of the Company's business segments.

The Company holds three U.S. patents on alloy compositions for Beralcast(R) and has applied for patent protection in Canada and Europe. The U.S. patents provide patent rights through the year 2012. The Company also has one additional patent pending covering the extrusion of a metal matrix composite as a method for producing disk drive actuators.

The Company holds three U.S. patents which provide patent rights through the year 2018 on a process for recovering fluorine from uranium hexafluoride (UF6) and the production of fluoride gases and chemicals. Four additional patent applications are pending covering extensions of the technology to the production of specific types of chemicals.

The Company holds a U.S. patent relating to developments in REP(R) technology for metal powders which provides patent rights through the year 2001 and a second patent for a modified REP(R) production method to make fine ceramic and metal powders. This patent provides patent rights through the year 2016. Two patents are pending covering the production of millimeter size spherical silicon balls and a method of producing metal parts from metal powders.

The Company has registered trademarks in the following names: REP(R), PREP(R)and Beralcast(R). The Company has filed for registration with the United States Patent and Trademark Office for, and is asserting common law rights in, its mark: Starmet.

The Company believes that its current and anticipated businesses do not infringe on any patent owned by others.

Significant Customers

A substantial portion of the Company's business is currently conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 72%, 67% and 78% of the Company's sales in the fiscal years 1999, 1998 and 1997, respectively. While the Company's planned expansion into new commercial markets may result in a substantial portion of its revenues being derived from new customers, the dominance of a few companies in certain of these targeted markets is likely to continue to result in a substantial portion of the Company's revenues being derived from a small number of significant customers. The loss of one of its key customers or any significant portion of orders from any such customers could have a material adverse affect on the Company's business, results of operation and financial condition.

USEC is the only customer of the Company's UF6 conversion and AVLIS feedstock material. The AVLIS program was cancelled by USEC in June 1999. AVLIS program sales amounted to $1,066,000 in fiscal 1999. Sales to USEC accounted for 23%, 14% and 14% of sales in fiscal 1999, 1998, and 1997 respectively.

Royal Ordnance, a U.K. defense contractor, is a significant customer of the Company's DU Specialty Metal's penetrator business. Sales to Royal Ordnance accounted for 2%, 13% and 19% of sales in fiscal 1999, 1998, and 1997 respectively.

Primex Technologies is also a significant customer of the Company's DU Specialty Metal's penetrator business. Sales to Primex Technologies accounted for 11%, 12% and 12% of sales in fiscal 1999, 1998, and 1997 respectively. The Company provided Primex Technologies with 120mm penetrators for the U.S. Army's ABRAMS Tank program through the fourth quarter of fiscal 1999.

Lockheed Martin is a significant customer of the Company's Beralcast(R) products business. Sales to Lockheed Martin accounted for 5%, 11%, and 7% of sales during fiscal 1999, 1998, and 1997 respectively.

Employee Relations

As of September 30, 1999, the Company employed 144 employees. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are satisfactory.

Backlog

The Company's backlog was $22,686,000, $27,532,000 and $27,654,000 at September 30, 1999, 1998 and 1997, including the portions thereof represented by orders from the Company's principal customers, USEC, Royal Ordnance, Primex, Lockheed Martin, Robins AFB, and Bechtel BWXT Idaho. The Company believes all orders in backlog are firm. The Company expects that approximately 50% of the backlog orders will be filled in the next fiscal year. The Company has an unfunded option under its USEC UF6 conversion contract valued at $26 million that is not included in backlog.

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

Concord Site Remediation and Decommissioning Planning Requirements

The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the agreement with its principal lender, which expires on August 15, 2000. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and the Company are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Army Decision"), pursuant to Public Law 85-804, agreed to fund certain costs associated with remediation of the Company's Concord holding basin site as well as some of the costs of D&D related to that facility, based in part on the Army's determination that the Company's activities are essential to the national defense. Additionally, the Company is currently performing on a U.S. Army facilities contract that obligates the Army to restore those facilities used in the production of penetrators once the Company ceases DU penetrator production.

The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level. Under the Zhagrus contract, the Company agreed to pay an additional fee per cubic yard of excess material removed dependant upon certain actions by Zhagrus. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus' claim is the subject of litigation described in Item 3 - "Legal Proceedings". If these costs are not recovered from the U.S. Army and the Company is held responsible for these costs, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998, the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. In February 1999, based on discussions with the U.S. Army, the Company submitted a claim under P.L. 85-804 requesting payment of these excess costs. In June 1999, the U.S. Army denied the latter request. In August 1999, the Company re-submitted the engineering change proposal and is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company has no assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, management believes, based upon examination of relevant contracts, the actions of the Army with respect to D&D of facilities of other contractors, and discussions with counsel, that the Army is responsible for its estimated share of D&D. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes, based upon written advice of consultants and counsel, that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in the Army Decision, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider receivership or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

ITEM 2. PROPERTIES

CONCORD, MASSACHUSETTS--The majority of the Company's activities are conducted at a Company-owned site which comprises approximately 46 acres and includes a 180,000 square foot building used for manufacturing activities, offices and warehousing.

BARNWELL, SOUTH CAROLINA--Starmet CMI, the Company's wholly owned subsidiary, is located on 321 acres of land that includes:

       109,000 square foot facility housing two manufacturing units: one unit provides the capability of converting DU and natural uranium gas (UF6) to green salt (UF4) and a second unit houses a reduction process to convert green salt (UF4) to metallic depleted uranium and a full scale analytical laboratory

       70,000 square foot DU Recycle Technology Center adjacent to the manufacturing facility which provides the technology and facilities required to provide recovery and recycle of depleted uranium and other useful materials as well as aircraft counterweight repair and refurbishment.

ITEM 3. LEGAL PROCEEDINGS

The Company is named as a Potentially Responsible Party ("PRP") in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low-level radioactive waste disposal site. A committee of PRPs, including the Company, has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995 outlines the responsibilities of all PRPs and states that the PRPs will undertake the initial remedial phase ("IRP") of the site remediation at an estimated cost of $60 million. Based upon the percentage of responsibility allocated to the Company, its remaining liability at this site is expected to be approximately $70,000 over 8 years.

On February 5, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Orick v. Brush Wellman, et al., 3:98-CV-652 (E.D. Tenn.), naming as defendants eight corporations, including Starmet Corporation. The complaint also names the United States of America as a defendant under the Federal Tort Claims Act. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $1 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal
Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain limited restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. Although the Company believes that it has valid defenses to the claims alleged in this complaint, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts. Of the $8,368,883, $3.5 million has been recorded as a liability. The Company believes there are material issues of fact relating to the amount of this liability ($3.5 million) which are the subject of the Zhagrus litigation.

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

On December 13, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Jesse McDonald v. Brush Wellman, et al., 3:99-CV-642 (E.D. Tenn.), naming as defendants thirteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $5 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

On December 20, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled John Langley v. Brush Wellman, et al., 3:99-CV-655 (E.D. Tenn.), naming as defendants thirteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $6 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "STMT". The high and low bid prices for the two years ended September 30, 1999 and 1998 are reflected in the following table. This information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

As of September 30, 1999, there were 224 holders of record of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Company's Common Stock is greater because a large number of shares are held in custodial or nominee accounts.

                                                         High            Low
Fiscal 1998:
  1st Quarter                                            31.00          14.25
  2nd Quarter                                            36.00          21.50
  3rd Quarter                                            38.00          12.75
  4th Quarter                                            24.12           8.50

Fiscal 1999:
  1st Quarter                                            14.50           3.00
  2nd Quarter                                            10.50           5.00
  3rd Quarter                                             6.50           2.25
  4th Quarter                                             4.88           1.50

The Company did not declare any cash dividends during its last three fiscal years. Given the Company's current cash flow situation, the Company does not expect to pay cash dividends in the next year. The company presently expects that future cash dividends, if any, would be paid on an annual basis in an amount subject to the determination and approval of the Company's Board of Directors. The Company's loan agreement with a bank prohibits the declaration of dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                 1999        1998        1997         1996               1995
                                                                                  (as restated)    (as restated)
                                                   (in thousands except for employee and per share data)
Operating Results for the Year
Net Sales and Contract Revenues               $ 25,001    $ 34,823    $ 28,062      $ 28,694        $ 18,784
Cost and Expenses                               25,934      52,585      27,251        30,604          20,708
Operating Income (Loss)                           (933)    (17,762)        811        (1,910)         (1,924)
Other Income (Expense), Net                     (1,509)     (1,269)       (298          (476)           (118)
Income (Loss) Before Taxes                      (2,442)    (19,031)        513        (2,386)         (2,042)
Provision (Benefit) for Income Taxes              --          --            31             1          (1,967)
Extraordinary Gain                                --          --          --             585            --
Net Income (Loss)                               (2,442)    (19,031)        482        (2,387)            510
Earnings (Loss) Per Share                                    (0.51)      (3.97)         0.10            0.11
Capital Expenditures, Net                           88       4,585       1,788         1,449             777
Research and Development                         1,243       1,421       1,309           876             439

Financial Position at Year-end
Stockholders' Equity                             4,635       7,077      25,746        25,020          27,245
Shares Outstanding                               4,791       4,791       4,784         4,782           4,776
Net Book Value per Common Share Outstanding       0.97        1.48        5.39          5.24            5.70
Dividends Paid                                    --          --          --            --              --
Dividend Per Share                                --          --          --            --              --
Total Assets                                    25,856      32,433      34,354        35,768          40,886
Working Capital                                (13,218)    (12,138)      4,542         4,048          15,866
Long-term Debt net of Unamortized Discount      10,127      10,665       3,363         1,874           4,480
(including Current Installments)

Other Data
Weighted Average Number of Shares of Common
  Stock Outstanding                              4,791       4,789       4,959         4,779           4,706
Backlog (at Year-end)                           22,686      27,532      27,654        23,248          30,709
Number of Employees (at Year-end)                  144         280         235           190             200


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Company's financial condition and results of operations is based on the four business segments in which the Company currently reports its results, namely Specialty Metal, Uranium Services and Recycle, Powders, and Composite Materials. The Specialty Metal segment includes the fabrication of primarily depleted uranium (DU) metal products, using foundry, extrusion, and machining capabilities. Its products include industrial and medical shielding products, DU billets in support of the Army's tank armor program and the production of various DU penetrators (a component of armor-piercing ammunition used in certain U.S. military gun systems) which are sold to prime contractors manufacturing such ammunition for the U.S. Department of Defense or to foreign military operations. The Uranium Services and Recycle segment includes the conversion of UF6 for United States Enrichment Corporation, repair and refurbishment of DU aircraft counterweights for commercial and military aircraft and the manufacture of depleted uranium. The Powders segment includes the production and sale of various metal powders manufactured by the Company's patented Rotating Electrode

Process. The Composite Materials segment includes the manufacture of beryllium aluminum composite materials for defense and commercial aerospace applications, computer hard disk drives, and commercial motion control applications for the semiconductor manufacturing market.

Fiscal 1999 was a year of transition for the Company. As the Company began the year, there were four major issues: (1) return the Company to profitability, (2) further the commercialization of existing and emerging technologies as the Company exits the penetrator business, (3) improve the Company's liquidity and
(4) negotiate an extension to the existing maturity date with its principal lender which was due to expire on March 31, 1999. The Company achieved significant progress on all four fronts.

The Company completed fiscal 1999 with five consecutive profitable months. The fourth quarter was the first profitable quarter in eighteen months. In the quarter, the Company generated net income of $553,000, or $0.12 per share on basic average shares outstanding of 4,791,000, on revenues in excess of $6.0 million, a profitability of 9.2%. Compared to the Company's last profitable quarter, net income more than doubled on $4.7 million (44%) less in sales, reflecting the Company's success in bringing its cost structure in line with the current levels of revenue. The quarterly breakeven point was reduced to under $5.5 million in revenues, or half of what it was a year earlier.

Compared to the third quarter of fiscal 1999, fourth quarter revenues increased by $387,000 and net income improved by $1,371,000, or $0.29 cents per basic share outstanding. The profit improvement for the quarter is attributable in part to reduced direct and indirect manufacturing costs but more significantly to reduced selling, general and administrative expenses. This is a further reflection of the aggressive cost reductions, comprehensive restructuring of the organization and spending curbs implemented by the Company over the past year.

During fiscal 1999, the Company introduced Beralcast(R) as a high performance composite material for the next generation of computer disk drives. The Company has produced cast and extruded MMC prototype and pre-production Beralcast(R) disk drive arm sets for evaluation by several of the leading disk drive manufacturers. Certain leading disk drive manufacturers have funded research, development, prototype work and production tooling to support initial production plans. Also, the Company developed motion control applications for Beralcast(R) and introduced it to the semiconductor manufacturing market for use in precision mechanical systems and is currently producing production quantities of Beralcast(R) investment castings.

During fiscal 1999, the Company continued with the development of its technology for fluorine recovery from UF6. Work has been successfully completed on the first phase of the three phase development program with better than anticipated results. A small pilot plant has been installed at the Company's Concord facility to further test and develop the process as part of the phase two effort.

Despite the reported net loss of $2,442,000 for fiscal 1999, the Company generated positive cash flow from operations, reduced trade accounts payable by $2.3 million, and paid down it's revolving line of credit by $1.0 million. On November 12, 1999, the Company entered into an agreement with its principal lender to further extend the maturity of its current credit agreement to August 15, 2000. The Company presently expects to meet certain conditions that would extend the final maturity to

June 10, 2001, at which time the Company projects the principal balance to be sharply reduced from current levels. The return to profitability in the fourth quarter of fiscal 1999 and generating positive cash flow from operations were key factors in obtaining this extension.

As we move into fiscal 2000, the Company is poised to exploit the significant improvements made in fiscal 1999. The Company is continuing to evaluate new business opportunities for both existing and emerging patented technologies. The Company continues to pursue potential expansion of its titanium powder business; development of its Beralcast(R) investment casting technology for aerospace and defense applications; development of its Beralcast(R) MGA extrudable MMC for computer disk drive applications, and development of its DUCRETE(TM) shielding technology for potential radiation shielding applications. The Company continues to invest heavily in research and development of processes to recover valuable fluorine compounds from uranium tetrafluoride. All of these have the potential of making significant contributions to the future profitability of the Company.

Segment Information

The following table sets forth certain information regarding the revenue, gross profit (loss) and identifiable assets attributable to the four business segments in which the Company currently operates:
                                                  Year Ended September 30,
                                        ---------------------------------------
                                          1999           1998          1997
                                        --------      --------       --------
                                                    (as restated)  (as restated)
                                                   (in thousands)
Net sales and contract revenues:
  Specialty Metal                       $  9,472      $ 18,845       $ 14,459
  Uranium Services and Recycle             7,472         5,905          4,965
  Powders                                  5,406         5,078          4,348
  Composite Materials                      2,651         4,995          4,290
Operating Income (Loss):
  Specialty Metal                       $    762      $ (2,881)      $     50

  Uranium Services and Recycle            (1,038)      (11,519)         2,675
  Powders                                  1,543           184            625
 Composite Materials                      (2,200)       (3,546)        (2,539)

Identifiable Assets:
  Specialty Metal                       $  1,237      $  2,270       $  2,126
  Uranium Services and Recycle             9,115        10,458         13,964
  Powders                                    929         1,052          1,221
 Composite Materials                       3,309         3,692          2,335

Segment information has been restated for 1998 and 1997 to be consistent with the 1999 presentation in accordance with SFAS No. 131.

Results of Operations

The following table sets forth certain items in the consolidated statements of income as a percentage of net sales and contract revenues for fiscal years 1999, 1998 and 1997.

                                                      Year Ended September 30
                                                 -------------------------------
                                                  1999     1998        1997
                                                 ------   ------   -------------
                                                                   (as restated)

Net sales and contract revenues:                  100%     100%        100%
Costs and expenses:
  Cost of sales                                   (77)    (115)        (72)
  Selling, general and administrative expenses    (22)     (32)        (19)
  Research and development expenses                (5)      (4)         (5)
  Loss on write-off of fixed assets                --       --          (1)
Operating income (loss)                            (4)     (51)          3
Interest and other income (expense), net           --       (1)         --
Interest expense                                   (6)      (3)         (1)
Income (loss) before income taxes                 (10)     (55)          2
Provision (benefit) for income taxes               --       --          --
Net income (loss)                                 (10)     (55)          2


Fiscal 1999 Compared with Fiscal 1998

Net sales decreased by $9,822,000, or 28%, to $25,001,000 in fiscal 1999 compared fiscal 1998. Sales in the Specialty Metal segment decreased by $9,379,000, or 50%, due to the reduction in foreign DU penetrator procurement and the absence of revenue recognized during fiscal 1999 on the remediation of the holding basin at the Concord facility pursuant to a U.S. Army contract. Sales in the Uranium Services and Recycle segment increased by $1,567,000, or 27%, due to the increased revenue from the UF6 conversion contract with United States Enrichment Corporation partially offset by reduced AVLIS feedstock production. USEC cancelled the AVLIS program in June 1999. Of the sales generated in fiscal 1999, approximately $4,357,000 related to penetrator and AVLIS products are not expected to continue into fiscal 2000. Sales in the Powders segment increased by $328,000, or 6%, due primarily to increased demand in the medical markets. Sales in the Composite Materials segment decreased by $2,344,000, or 47%, due to a decreased level of activity on the Comanche helicopter Beralcast(R) prototype contract as the program went into a redesign phase which is expected to be completed in early fiscal 2000.

Gross profit in the fiscal 1999 improved by $10,909,000 to $5,704,000 compared to a loss of $5,205,000 in fiscal 1998. The Uranium Services and Recycle had the greatest improvement as nearly $8.0 million of non-recurring costs were incurred in 1998 from the write-down of DU inventory and the accrual for UF4 disposition costs. As a percentage of total revenue, gross profit margin was 23%, a 38-point improvement over fiscal 1998. Had the Company not expensed Holding Basin remediation costs of $1,193,000, the gross profit margin would have been 28% for fiscal 1999.

Selling, general and administrative expenses decreased by $5,742,000, or 52%, to $5,394,000 in fiscal 1999 compared to fiscal 1998. The decrease in selling, general and administrative expenses is primarily due to the termination of sales office leases, reductions in administrative staff and various cost containment measures and the non-recurring costs of $1,300,000 in connection with a failed public offering in fiscal 1998. As a percentage of total revenue, selling, general and administrative expenses are 22% as compared to 32% for fiscal 1998.

Interest expense increased to $1,414,000 in fiscal 1999 from $1,124,000 in fiscal 1998. This increase is attributable to interest expense associated with increased borrowings during the first half of fiscal 1999.

Fiscal 1998 Compared with Fiscal 1997

Net sales increased by $6,761,000 or 24% to $34,823,000 in 1998 from $28,062,000 in 1997. Sales in the Specialty Metal segment increased to $18,845,000 from $14,459,000, an increase of 30%. Sales in the Uranium Services and Recycle segment increased to $5,905,000 from $4,965,000, an increase of 19%. Sales in the Powders segment increased to $5,078,000 from $4,348,000, an increase of 17%. Sales in the Composite Materials segment increased to $4,995,000 from $4,290,000, an increase of 16%.

The sales increase in the Specialty Metal segment was principally due to a $3,470,000 increase in revenue recognized in 1998 on the remediation of the holding basin at the Company's Concord facility pursuant to an U.S. Army contract. The sales increase in the Uranium Services and Recycle segment was due primarily to AVLIS feedstock production orders that were completed in the second and third quarter of fiscal 1998. The Powders segment increased due primarily to greater demand in the medical markets. Sales in the Composite Materials segment increased due to a greater level of activity on the Comanche helicopter Beralcast(R) prototype contract.

Gross profit in the fiscal 1998 deteriorated by $13,131,000 to a $5,205,000 loss when compared to fiscal 1997. Included in the loss in 1998 is an increase in inventory reserves for UF4, DU, and other related inventories of approximately $4,300,000 to reserve for the full carrying value of the inventory and the accrual of $3,400,000 for the related disposition costs of the UF4. The increase in estimated costs of remediating the holding basin of approximately $1,700,000 and the decrease in the gross margin of approximately $2,100,000, for penetrators due to manufacturing inefficiencies and lower volumes as the Company completes the remainder of the penetrator contracts were significant factors in the 1998 margin decline. As a percentage of total revenue, gross profit margin was (15%), a 43 point deterioration over fiscal 1997.

Selling, general and administrative expenses increased by $5,688,000 or 104% in fiscal 1998, primarily due to an increase in sales and administrative personnel in expectation of growth in its business and costs associated with a failed public offering of $1,300,000. As a percentage of sales, these expenses were 32% in fiscal 1998 compared to 19% in fiscal 1997.

Interest expense and amortization of warrants increased to $1,124,000 in fiscal 1998 from $296,000 in fiscal 1997, primarily due to interest expense associated with increased borrowings. In connection with additional borrowings under the Company's existing credit facility in December 1997, the Company issued warrants to its principal bank lender, which has been recorded as a discount to the related debt at fair value. The fair value attributable to the warrants, $327,000, was amortized as interest expense for the period January 1, 1998 through October 1, 1998.

Income taxes during both of fiscal 1998 and 1997 were at an effective rate of 0%. The Company has unrecognized net operating loss carryforwards resulting in a minimal effective tax rate.

Liquidity and Capital Resources

In fiscal 1999 as in fiscal 1998, the Company continued to realize financial losses and liquidity problems. The Company continues to have a significant working capital deficiency and has restructured or amended its debt agreements with its principal lender a number of times. The Company has been served a complaint for breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally. The independent accountants' report on the Company's financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The following discussion below describes management's plans in this regard.

At September 30, 1999, the Company had a working capital deficit of $13,218,000, a decrease in working capital of $1,080,000 from a deficiency of $12,138,000 at the end of fiscal 1998. For fiscal 1999, the Company's accounts receivable and inventories decreased by $2,485,000 and $1,770,000, respectively, compared with September 30, 1998 levels. Cash (less restricted cash) at September 30, 1999 was $14,000. The current portion of long-term obligations increased by $170,000 to $8,752,000 from $8,582,000. The revolving line of credit was paid down by $981,000 utilizing the cash generated from operations and the proceeds from additional shareholder notes, but the reduction was more than offset by $1,423,000 of shareholder debt becoming current, as it matures in fiscal 2000. At the end of fiscal 1999, the long-term portion of notes payable to shareholders, net of unamortized warrants, decreased to $1,375,000 from $2,083,000 at September 30, 1998.

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

The Company is technically in default of certain financial covenants under the bank arrangement with its principal lender. However, on June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. On November 12,

1999, the Company entered into an agreement to further extend the maturity to August 15, 2000. The agreement also includes various extension periods if certain conditions are met prior to August 15, 2000.

Management's plans with regard to the existing working capital deficiency are to continue to adjust spending levels to appropriate amounts to ensure greater financial stability while actively exploring additional capital generating opportunities including, but not limited to, the sale and leaseback of owned property, asset sales and joint ventures. The Company is also managing payment plans with certain suppliers.

In addition to write-offs that were recorded during fiscal 1998, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part I - "Environmental, Safety and Regulatory Matters" and "Concord Site Remediation and Decommissioning Requirements" These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the engineering change proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Risk Factors

Insufficient Working Capital. The Company will need to expend funds in connection with, but not limited to, manufacturing, sales and marketing activities, product research and development, and personnel costs. Such plans will require expenditures of capital. If capital resources of the Company prove to be inadequate to fund such projects, because development costs greatly exceed the budget, because anticipated revenues and financing are delayed or do not occur, because expenses increase beyond expectations, or for any other reason, it may be necessary for the Company to borrow funds or sell more of its equity to raise working capital in the near future. There can be no assurance that additional financing will be available, or available on the terms that would be at all favorable to the Company. The Company will require additional equity capital to finance its projected operations at some point in the future. Additional equity financings will result in dilution of stockholders' interests and may not be on terms favorable to the Company or existing stockholders. If adequate funds are not available, the Company may have to reduce substantially, or eliminate, certain aspects of its proposed activities, or otherwise modify or curtail its operating plans.

Possible Future Environmental Liabilities. The Company has potential liabilities and costs associated with discontinued or suspended aspects of its business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, and cost overruns on existing contracts with the U.S. Army and Zhagrus Environmental, Inc. These potential liabilities include a contested $5.0 million cost associated with the additional treatment allegedly required under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current plan for financing such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

Concentration of Customers. A substantial portion of the Company's business currently is conducted with a relatively small number of large customers. The Company's ten largest customers accounted for approximately 72%, 67% and 78% of the Company's net sales in the fiscal year ended September 30, 1999, 1998 and 1997, respectively. Two of these customers (USEC and Primex Technologies) individually accounted for greater than 10% of the Company's consolidated revenues in fiscal 1999. The Company currently is contracting with Primex Technologies to provide DU penetrators for the U.S. Army's ABRAMS Tank program through the fourth quarter of fiscal 1999. USEC is the sole customer for the Company's UF6 conversion. While the Company's planned expansion into new commercial markets may result in a substantial portion of its revenues being derived from new customers, the dominance of a few companies in certain of these targeted markets is likely to continue to result in a substantial portion of the Company's revenues being derived from a small number of significant customers. The loss of one of its key customers or any significant portion of orders from any such customers could have a material adverse effect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at any of its major customers or if one or more of its key customers were to reduce or cease conducting operations.

Competition.   The  Company  faces  significant   competition  from  established
companies in certain of its product lines. In addition, the Company's Beralcast(R) MMC's and other products face competition from alternative or competing composite materials, products and technologies, some of which are better established than those of the Company. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and, as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, devote greater resources to the development, promotion and sale of products, or deliver competitive products at lower prices. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operation and financial condition. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment in manufacturing capacity, research and development, sales and marketing, and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, success in developing and introducing new products, and general market and economic conditions. There can be no assurance that the Company will be able to compete as to these or other factors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operation and financial condition.

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

Legal  Proceedings.  The Company is involved in various legal  proceedings.  See
Part I Item 3, "Legal Proceedings." An adverse judgment or settlement under any of these proceedings could subject the Company to significant liabilities and expenses (e.g., reasonable royalties, lost profits, attorneys' fees and trebling of damages for willfulness).

Substantial Influence of Principal Stockholders. The Company believes that certain control share acquisitions have occurred and that members of the group which effected such control share acquisitions, namely WIAF Investors Co., Charles Alpert, Joseph Alpert, Melvin B. Chrein M.D., Meryl J. Chrein and Marshall J. Chrein (collectively, the "Investor Group"), as of September 30, 1999 were, in the aggregate, 2,774,871 shares of Common Stock (assuming full conversion of debentures and exercise of all warrants held by certain members of the Investor Group), or approximately 55% of the Company's outstanding shares of Common Stock. As of September 30, 1999, directors and executive officers of the Company beneficially own in the aggregate 747,077 shares of Common Stock (assuming full conversion of debentures and exercise of all currently exercisable options and warrants held by certain directors and executive officers), or approximately 15% of the shares entitled to vote. The Investor Group and/or the Company's directors and executive officers could have substantial influence on matters requiring approval of stockholders of the Company, including the election of directors or the approval of significant corporate matters. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change of control of the Company. The Investor Group has made a filing with the Securities and Exchange Commission which the Company understands to report the dissolution of the Investor Group.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of September 30, 1999 are as follows:

Name                         Age     Position With Company


George J Matthews             69     Chairman of the Board of Directors

Robert E. Quinn               45     Director, President, Treasurer and
                                     Chief Executive Officer of the Company

Kenneth A. Smith              62     Director

Frank H. Brenton              73     Director

Matthew Brady                 36     Director

Gerald R. Hoolahan            51     Director

Brian B. Sand                 34     Director

Randal E. Vataha              51     Director

Kevin R. Raftery              40     President, Starmet Commercial Castings, LLC
                                     and Starmet Aerocast, LLC

Douglas F. Grotheer           41     President, Starmet CMI Corporation

William T. Nachtrab           46     Vice President, Engineering & Technology

Gary W. Mattheson             47     Chief Financial Officer

Bruce E. Zukauskas            47     Vice President, Operations



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

GEORGE J. MATTHEWS is Chairman of the Board of Directors since 1972. Chairman of Matthews Associates Limited, which is engaged in the business of investing in and providing management consulting and assistance to small and medium sized businesses, including the Company. Mr. Matthews has been a member of the Board of Directors since 1972.

ROBERT E. QUINN was elected President and Director of the Company on November 30, 1994 and Chief Executive Officer and Treasurer on January 20, 1998. Prior to November 30, 1994, he held the position of Vice President, Sales with the Company for six years. Upon graduation from college, Mr. Quinn joined the Company as a sales administrator. Mr. Quinn is a graduate of Tufts University and has a Masters of Business Administration from Babson College. Mr. Quinn is a member of the Massachusetts High Technology Council, National Defense Industrial Association, Tufts University Alumni Admissions and sits on the Board of Governors of the Concord Museum.

KENNETH A. SMITH is Professor of Chemical Engineering at Massachusetts Institute of Technology since 1971. Dr. Smith has been a member of the Board of Directors since 1985.

FRANK H. BRENTON is Principal of Frank H. Brenton Associates, a business consulting firm. From 1984 to 1986, Chairman of the Board of Directors of Marshall's Incorporated, an off-price retailer and division of Melville, Inc. Mr. Brenton has been a member of the Board of Directors since 1986.

MATTHEW BRADY is President of Berry Hill Consulting, a benefits and insurance consulting firm. Mr. Brady has been a member of the Board of Directors since 1999.

GERALD R. HOOLAHAN is a consultant specializing in corporate reengineering, restructurings, and reorganizations for financial institutions, the U.S. District Court and private industry. Mr. Hoolahan has been a member of the Board of Directors since 1999.

BRIAN B. SAND is the President of KABZ Co., a supplier of specialty products for the retail trade. Mr. Sand has been a member of the Board of Directors since 1999.

RANDAL E. VATAHA is President and co-founder of Game Plan LLC, an investment banking firm partially owned by BankBoston. Mr. Vataha has been a member of the Board of Directors since 1999.

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

GARY W. MATTHESON was promoted to Chief Financial Officer in August 1999. Prior to August 1999, he held the position of Corporate Controller since joining Starmet in March 1999. Before joining the Company, Mr. Mattheson was Vice President, Finance and Administration at Ullo International, Inc. in Natick, MA; and Vice President and Corporate Controller at Reed Publishing USA and Cahners Publishing Company, an $800 million division of Reed Elsevier, a U.K./Dutch media conglomerate. Early in his career, Mr. Mattheson was an audit supervisor with Ernst & Ernst. Mr. Mattheson received his B.S. in Accounting from Bentley College and is a CPA.

BRUCE E. ZUKAUSKAS has held the position of Vice President, Operations since October 1994. Prior to October 1994, he was Quality Manager for over five years. Before joining the Company, Mr. Zukauskas served as Operations Engineer for Babcock and Wilcox Tubular Products Group. Mr. Zukauskas is a graduate of the U.S. Military Academy at West Point and the U.S. Army War College and received his Masters in Industrial Engineering from the University of Pittsburgh. Mr. Zukauskas is a Colonel and Brigade Commander in the U.S. Army Reserve.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and stockholders who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1999, or written representations in certain cases, all Section 16(a) filing requirements were complied with, except that initial statements of beneficial ownership of securities were filed late for Messrs. Mattheson, Brady, Hoolahan, Sand and Vataha.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the person who served as the Company's Chief Executive Officer and for each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total compensation exceeded $100,000 for the Company's fiscal year ended September 30, 1999 (collectively, "the Named Executive Officers"):

                                                                                           Long Term Compensation
                                                                                       ----------------------------
                                                                                       Awards               Payouts
                                                                                       ------               -------
                                       Annual Compensation
                                       -------------------
                                                                                             Securities
                                                                               Restricted    Underlying                 All Other
   Name and Principal                                        Other Annual        Stock      Options/SARS      LTP     Compensation
        Position           Year(1)  Salary($)  Bonus ($)  Compensation ($)(2)   Award(s)$     (#) (6)      Payouts $       ($)
   ------------------      -------  ---------  ---------  -------------------  ----------   ------------   ---------  ------------
George J. Matthews (4)(5)    1999    287,500      --               --               --          3,000         --           --
  Chairman of Board of       1998    350,000      --               --               --          7,500         --           --
  Directors                  1997    350,000      --               --               --           --           --           --

Robert E. Quinn (3)(5)       1999    200,000      --               --               --          7,500         --           --
  President , CEO and        1998    200,000    17,312             --               --         15,000         --           --
  Treasurer                  1997    200,000    15,000             --               --         25,000         --           --

William T. Nachtrab          1999    142,000      --               --               --          7,500         --           --
  Vice President,            1998    142,000    11,792             --               --         17,500         --           --
  Technology                 1997    131,616     9,050             --               --          8,000         --           --

Douglas F. Grotheer          1999    135,000      --               --               --          7,500         --           --
  President, Starmet CMI     1998    135,000    10,261             --               --          5,000         --           --
  Corporation                1997    121,934     6,700             --               --          5,000         --           --

Bruce E. Zukauskas           1999    135,000      --               --               --          7,500         --           --
  Vice President,            1998    128,125     9,787             --               --          5,000         --           --
  Operations                 1997    110,000     6,700             --               --          5,000         --           --

----------------

(1)  The Company's fiscal year ends on September 30th of each year.
(2)  Excludes perquisites in amounts less than the threshold level required for reporting.
(3)  Mr. Quinn's  compensation for the fiscal year ended September 30, 1999 was determined  pursuant to his Employment  Agreement.
     See "Executive Agreements."
(4)  Mr.  Matthews is assigned as a consultant  to the Company  pursuant to a management  agreement  between  Matthews  Associates
     Limited and the Company.  All compensation  under the agreement is paid by the Company to Matthews  Associates  Limited.  See
     "Executive Agreements."
(5)  On January 20, 1998, Mr. Matthews  resigned as Chief  Executive  Officer and Treasurer of the Company and the Company elected
     Mr. Quinn as Chief Executive Officer and Treasurer.
(6)  Options have been adjusted to reflect the Company's two for one stock dividend paid on April 7, 1997.

Option Grants During Fiscal Year
The following table sets forth certain information regarding options granted during the fiscal year ended September 30, 1999 by the Company to the Named Executive Officers:

                                              Individual Grants
                                      --------------------------------
                                                                                             Potential Realizable
                         Number of      Percent of                                             Value at Assumed
                         Securities   Total Options                                      Annual Rates of Stock Price
                         Underlying     Granted to                                            Appreciation for
                          Options      Employees in   Exercise or Base   Expiration              Option Term
Name                      Granted      Fiscal Year        Price (2)         Date            (3) 10%         5%
----                      -------      -----------        ---------         ----            -------       ------
George J. Matthews         3,000(1)        1.8%             $3.80          7/1/2009         $18,169      $ 7,169
Robert E. Quinn            7,500(1)        4.5%             $3.80          7/1/2009          45,422       17,923
William T. Nachtrab        7,500(1)        4.5%             $3.80          7/1/2009          45,422       17,923
Douglas F. Grotheer        7,500(1)        4.5%             $3.80          7/1/2009          45,422       17,923
Bruce E. Zukauskas         7,500(1)        4.5%             $3.80          7/1/2009          45,422       17,923


-----------------

(1)  These options are first exercisable on July 1, 2002.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information concerning options exercised during the fiscal year ended September 30, 1999 by the Named Executive Officers, as well as the aggregate value of unexercised options held by such executive officers on September 30, 1999. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised In-The-
                                                             Options at Fiscal Year-End      Money Options at FY End (2)
                                                             ---------------------------     ----------------------------
                                      Shares
                                     Acquired       Value
Name                                on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                                -----------   --------   -----------   -------------   -----------   -------------
George J. Matthews                       0          $ 0         22,500         8,000           $ 0            $ 0
Robert E.Quinn                           0            0        101,667        25,833             0              0
William T. Nachtrab                      0            0         28,167        21,833             0              0
Douglas F. Grotheer                      0            0         15,000        12,500             0              0
Bruce E. Zukauskas                       0            0         20,000        12,500             0              0
----------------

(1)  Value  realized  equals fair market value on the date of exercise,  less the  exercise  price,  times the number of shares acquired, without deducting taxes or commissions paid by employee.
(2)  Value of unexercised  options equals fair market value of the shares underlying  in-the-money  options on September
     30, 1999($2.125 per share), less the exercise price, times the number of options outstanding.

Pension Plan Table

The following table sets forth the aggregate annual benefit payable upon retirement at normal retirement age for each level of remuneration specified at the listed years of service.

                                              Years of Service
                                 ---------------------------------------------
Remuneration                        15         20          25       30 or More
------------                        --         --          --       ----------

 $100,000                        $ 23,520   $ 31,360    $ 39,220      $ 47,040
  150,000                          38,520     51,360      64,200        77,040
  200,000                          53,520     71,360      89,200       107,040
  300,000                          83,520    111,360     139,200       167,040
  400,000                         113,520    151,360     189,200       227,040
  500,000                         143,520    191,360     239,200       287,040

The Company has a defined benefit plan (the "Pension Plan") designed to provide retirement benefits for employees and ancillary benefits to their beneficiaries, joint annuitants and spouses. All employees of the Company become participants in the Pension Plan after attaining the later of age 21 or a year of service with the Company. The Pension Plan provides retirement benefits based on years of service and compensation. An employee's benefits under the Pension Plan generally become fully vested after five years of service. At normal retirement (the later of age 65 and five years of Plan participation), participants are entitled to a monthly benefit for the remainder of their life in an amount equal to one-twelfth of the sum of their "Annual Credits" for their last 30 years or lesser period of employment with the Company and its predecessors. An employee's "Annual Credit" is 1.25% of the portion of his annual compensation that is subject to Social Security tax and two percent (2%) of the balance of his annual compensation. Participants with five years of service are entitled to retirement at age 55, but the monthly benefit payable under the Pension Plan is reduced by 0.5% for each month that early retirement precedes normal retirement but not less than $100 per month if the Participant has ten or more years of service. The surviving spouse of a retiree under the Plan is entitled to receive benefits equal to one-half the amount the retiree had been receiving. Alternative benefit payments that are equivalent to the benefit described above are also available to participants. Benefits payable under the plan are not reduced by Social Security payments to the retiree. Amounts shown assume benefits commence at age
65. Benefit amounts shown are straight-life annuities. The executive officers named in the Summary Compensation Table have the following years of credited service for pension plan purposes: Robert E. Quinn-23 years; William T. Nachtrab-9 years; and Douglas Grotheer-19 years and Bruce Zukauskas-17 years. Mr. Matthews does not participate in the Pension Plan.

Directors' Compensation and Stock Option Plan

Each outside director of the Company receives an annual fee of $15,000 and is eligible to receive options under the Company's 1995 Directors Option Plan (the "1995 Directors Plan"). During fiscal 1999, the Company granted to each of Messrs. Matthews, Smith, Brenton, Brady, Hoolahan, Sand and Vataha options to purchase 3,000 shares of Common Stock at an exercise price of $3.80 per share, based on the market price of the Common Stock at that time. At the same time, the Company also granted Mr. Quinn (in his capacity as President of the Company) an incentive stock option to purchase 7,500 shares of Common Stock at the same exercise price under the Company's 1999 Stock Option Plan.

The Company has entered into a management agreement with Matthews Associates Limited, a Massachusetts corporation ("MAL"), of which George J. Matthews, Director and Chairman of the Board of Directors of the Company, is sole owner. The management agreement is described below.

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

Employment Agreements with Messrs. Nachtrab, Grotheer, and Raftery

In October 1997, the Company entered into employment agreements with Messrs. Nachtrab, Grotheer, and Raftery (each an "Executive"). Under the terms of their respective agreements, Messrs. Nachtrab, Grotheer, and Raftery are entitled to an annual base salary of $142,000, $135,000 and $125,000 respectively, subject to such annual increases and bonuses as the Board of Directors may from time to time determine. Each of the agreements shall continue in force for an initial period of three (3) years, unless such agreement is terminated by the Company or the Executive in accordance with its terms. Annually, the Board of Directors, in its discretion, may extend the term of each agreement for an additional year. During the term of each Agreement and for a period of 18 months after any termination of employment, each Executive may neither i) compete directly or indirectly with the Company within the continental United States nor ii) solicit any of the Company's customers or employees. Each of the agreements may be terminated by the Company prior to a change in control (as defined in the agreements) and upon twelve months written notice.

Management Agreement with Matthews Associates Limited

The Company has entered into a management agreement with MAL. The agreement provides MAL with a minimum compensation of $350,000 per annum for all services under the agreement. This agreement was modified to reduce the minimum compensation to $225,000 beginning April 1, 1999. The agreement expires on February 28, 2004, subject to annual renewals as described in the agreement. In the event of termination of MAL by the Company, the Company is obligated to pay to MAL all of the amounts due under the agreement for the remaining term.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 1999, the Board of Directors of the Company was responsible for establishing executive compensation (other than stock option compensation). Messrs. Quinn and Matthews participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Neither participated in setting his own compensation. No executive officer of the Company served as a director or member of a compensation committee, or its equivalent, of another entity, one of whose executive officers served as director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 1999, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each party included in the table has sole voting and investment power with respect to the shares beneficially owned.


Name and Address of                                             Amount and Nature of Beneficial
Beneficial Owner                                                        Ownership                   Beneficially Owned Percent
-------------------                                                     ---------                   --------------------------

WIAF Investors Co. (1)(2)                                              2,055,415                               41.86%
  466 Arbuckle Avenue
  Lawrence, NY 11516

Meryl J. Chrein (1)(2)                                                   269,800                                5.60%
  21 Copper Beech Lane
  Lawrence, NY 11559

George J. Matthews (3)                                                   436,991                                9.03
  Chairman of the Board of Directors,
  Director & Consultant
  C/O Matthews Associates Limited
  100 Corporate Place
  Peabody, MA  01960

Dimensional Fund Advisors, Inc. (4)                                      331,600                                6.92
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA  90401

Robert E. Quinn (5)                                                      123,812                                2.53
  President, CEO, Treasurer

William T. Nachtrab (6)                                                   30,167                                  *
  Vice President, Engineering & Technology

Douglas F. Grotheer (7)                                                   17,074                                  *
  President of CMI Corporation

Bruce E. Zukauskas(8)                                                     22,000                                  *
  Vice President, Operations

Kenneth A. Smith, Director (9)                                            18,500

Frank H. Brenton, Director (9)                                            18,500                                  *

Matthew  Brady, Director                                                  16,000                                  *

Gerald R. Hoolahan, Director                                                --                                    --

Brian B. Sand, Director                                                   51,700                                 1.08%

Randal  E. Vataha                                                           --                                    --

All directors and executive officers (13 persons) as a group (10)        747,077                                14.82%
---------------------

(1)  Does not reflect the effect on voting rights of the  Massachusetts  Control Share  Acquisition  Act. The Company is
     subject to Chapter 110D of the  Massachusetts  General Laws which governs "control share  acquisitions,"  which are acquisitions of beneficial ownership of shares which would raise the voting power of the acquiring person above any one of three  thresholds:  one-fifth,  one-third or one-half of the total voting power.  All shares acquired by the person making the control share  acquisition  within 90 days before or after any such  threshold is crossed  obtain voting rights only upon the authorization  from a majority of the stockholders other than the person acquiring such shares, officers of the Company and those directors of the Company who also are employees. Based on certain filings made with the SEC, the Company believes that certain control share  acquisitions have occurred and that the members of the group which affected such control share  acquisitions,  namely WIAF Investors Co.,  Charles  Alpert,  Joseph
     Alpert,  Melvin B. Chrein,  Meryl J. Chrein,  and Marshall J. Chrein  (collectively  the "Investor  Group") are the holders of 1,759,255 shares (the "Affected Shares") which were acquired in control share  acquisitions  (within the meaning of  Chapter  110D) and  accordingly  will have no voting  rights  unless or until  such  voting  rights are authorized as described in "Description of Capital Stock."
(2)  Derived from a Schedules 13D/A, dated September 30,1999.  The Company  understands the Schedule 13D/A to report the dissolution  of the Investor  Group.  Each person  reported sole voting and  dispositive  power with respect to the shares owned by such person. The Company understands the Schedule 13D/A to claim that none of the former members of the Investor  Group is the  beneficial  owner of  securities  beneficially  owned by any other former member of the
     Investor  Group.  Also  includes  79,438  which WIAF  Investors  Co. has the right to acquire  upon  conversion  of outstanding 10% Convertible Subordinated Debentures and 40,040 and 24,000 shares which WIAF Investors Co. and Meryl
     J. Chrein, respectively, have the right to acquire under outstanding warrants.


(3)  Includes (i) 22,500 shares which may be purchased upon the exercise of currently  exercisable  options,  (ii) 2,326 shares which may be acquired upon the conversion of an outstanding 10% Convertible  Subordinated  Debenture,  (iii)
     13,961  shares  which Mr.  Matthews'  wife has the right to  acquire  upon the  conversion  of an  outstanding  10%
     Convertible  Subordinated  Debenture,  and (iv) 1,980 shares owned by Mr.  Matthews' wife. Mr.  Matthews  disclaims beneficial ownership of the debenture and shares held by Mrs. Matthews.
(4)  The officers of Dimensional Fund Advisors,  Inc. also serve as officers of DFA Investment  Dimensions  Group,  Inc.
     (the "Fund") and The DFA Investment Trust Company (the "Trust"),  each an open-end  management  investment  company registered  under the Investment  Company Act of 1940. In their  capacity as officers of the Fund and Trust,  these persons vote 126,100 shares which are owned by the Fund and 13,000 shares which are owned by the Trust. Dimensional
     Fund Advisors, Inc. disclaims beneficial ownership of these securities.
(5)  Includes 101,667 shares that may be purchased upon the exercise of currently exercisable options.
(6)  Includes 28,167 shares that may be purchased upon the exercise of currently exercisable options.
(7)  Includes 15,000 shares that may be purchased upon the exercise of currently exercisable options.
(8)  Includes 20,000 shares that may be purchased upon the exercise of currently exercisable options.
(9)  Includes 12,500 shares that may be purchased upon the exercise of currently exercisable options.
(10) See notes (3), (5), (6), (7), (8), and (9) above. Also includes an additional 224,667 shares which may be purchased upon the exercise of currently exercisable options.

* Less than 1% ownership individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has various employment and management agreements. See Item 11, "Employment Arrangements." In December 1997, the Company sold $900,000 worth of 10% Convertible Subordinated Debentures due on December 31, 1999 to WIAF Investors Co. ($500,000), Melvin Chrein ($150,000), Joshua Feibusch ($150,000), Marshall Chrein ($50,000) and George Matthews ($50,000). Such debentures are convertible into shares of Common Stock at an exercise price of $21.50 per share. WIAF Investors Co., Melvin Chrein and Marshall Chrein had filed Schedules 13D/A identifying themselves as part of an investor group which held more than five percent of the Company's outstanding Common Stock and filed a Schedule 13D/A dated September 30, 1999 reporting the dissolution of such group. Mr. Matthews is currently a director of the Company and at the time of the transaction was the Company's Chief Executive Officer and Treasurer. Mr. Feibusch is not affiliated with the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

1. Financial Statements
         The following consolidated financial statements of the Company are filed as part of this report:
           Independent Auditors' Reports
           Consolidated  Balance  Sheets--September  30, 1999 and  September 30,
           1998.
           Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.
           Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.
           Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.
           Notes to Consolidated Financial Statements

2. Financial Statement Schedule for the Three Years Ended September 30, 1999. Auditors' Report on Schedule II-Valuation and Qualifying Accounts

3. Form 8-K was filed on September 20, 1999 regarding a change in accounting firms.

4. Exhibits:

      ITEM NO.*         DESCRIPTION

         2        Plan of Reorganization, dated June 24, 1997. (12)

         3(a)     Articles of Organization, as amended, of the Registrant.(13)

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

         4(c) Financing Agreement, dated June 1, 1985 among Massachusetts Industrial Finance Agency and the Registrant relating to Massachusetts Industrial Development Revenue Bond (NMI--1985 Concord Issue) incorporated by reference to File No. 0-8836,
                  Part II, Exhibit 4(f).

         4(d) Nuclear Metals, Inc. Non-Qualified Stock Option Plan as amended. (1)

         4(e) Nuclear Metals, Inc. Restated Employees' Stock Option Plan as amended. (1)

         4(f)     Nuclear Metals,  Inc. Directors' Stock Option Plan as amended.
                  (6)

         4(h) Warrant to Purchase 25,000 shares of the Company's Common Stock issued to State Street Bank and Trust Company. (6)

         4(i) Common Stock Purchase Warrant dated September 16, 1996 issued to Melvin B. Chrein and schedule of similar warrants. (7)

         4(j) Common stock purchase warrant dated September 22, 1997 issued to Roger M. Marino for 60,000 shares.(13)

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

         10(t) Amendment of Solicitation/Modification of Contract dated March 10, 1997 issued by Department of the Army. (10)

         10(u)    Securities Pledge Agreement dated July 3, 1997 between Khosrow
                  B. Semnoni and Nuclear Metals, Inc. (11)

         10(v) Employment Agreement, effective October 1, 1997 between the Registrant and James M. Spiezio. (13)

         10(w) Amended and Restated Revolving Credit Note dated October 1, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company. (13)

         10(x) Amended and Restated Credit Agreement dated October 1, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.
                  (13)

         10(y) Amended and Restated Joint Security Agreement dated October 1, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company. (13)

         10(z) Patent Assignment of Security dated October 1, 1997 between the Company and State Street Bank and Trust. (13)

         10(aa) Employment Agreement, effective October 1, 1997 between the Registrant and William T. Nachtrab. (13)

         10(bb) Employment Agreement, effective October 1, 1997 between the Registrant and Douglas F. Grotheer. (13)

         10(cc) Employment Agreement, effective October 1, 1997 between the Registrant and Kevin R. Raftery. (13)

         10(dd) First Amendment to Credit Agreement dated as of December 9, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company. (13)

         10(ee) Third Amendment to Credit Agreement dated August 7, 1997 among Nuclear Metals, Inc., Carolina Metals, Inc. and State Street Bank and Trust Company. (13)

         10(ff) Amendment to Employment Agreement dated October 1, 1997 between the Registrant and Robert E. Quinn. (13)

         10(gg) Letter agreement with Roger M. Marino dated September 22, 1997 between the registrant and Roger M. Marino. (13)

         10(hh) 10% Subordinated Debenture dated September 22, 1997 payable to Roger Marino in the amount of $500,000.00. (13)

         10(ii) Letter agreement dated December 23, 1997 regarding issuance of subordinated convertible debentures among the Registrant Melvin Chrein, WIAF Investors Co., Marshall Chrein, Joshua Feibusch and George J. Matthews. (13)

         10(jj) 10% Convertible Subordinated Debenture dated December 23, 1997 payable to WIAF Investors Co. in amount of $500,000.00 and schedule of similar debentures. (13)

         10(kk) Second Amendment to Credit Agreement dated December 29, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company.
                  (13)

         10(ll) Second Additional Revolving Credit Note dated December 29, 1997 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and State Street Bank and Trust Company. (13)

         10(mm) Eighth Amendment to Credit Agreement dated December 29, 1997 November 12, 1999 among the Company, Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation, NMI Foreign Sales Corporation and Citizens Bank.
                  **

         21       Subsidiaries of the Registrant. (13)

         23(a)(b) Consents of Independent Public Accountants.**

         27       Financial Data Schedule.**

         99(a) Memorandum of Decision dated September 13, 1996 from the United States Army Contract Adjustment Board. (8)
       -------------------
       *     Item numbers correspond to Exhibit Table, Item 601, Regulation S-K

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

(4) Incorporated by reference to Exhibit 10A to the Registrant's Form 10-Q for the Quarter ended March 31, 1995.
(5) Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(6) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(7) Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(8) Incorporated by reference to Exhibit 99 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(9) Incorporated by reference to Exhibit 10A to Registrant's Form 10-Q for the quarter ended March 31, 1997.
(10) Incorporated by reference to Exhibit 10B to Registrant's Form 10-Q for the quarter ended March 31, 1997.
(11) Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended June 30, 1997.
(12) Incorporated by reference to Annex A to Registrant's proxy statement for special meeting held on September 29, 1997.
(13) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                          Page


Independent Auditors' Reports                                             F-2

Consolidated Balance Sheets--September 30, 1999 and September 30, 1998.   F-4

Consolidated Statements of Operations for the years ended September 30,
     1999, 1998 and 1997.                                                 F-5

Consolidated Statements of Stockholders' Equity for the years ended
     September 30, 1999, 1998 and 1997.                                   F-6

Consolidated Statements of Cash Flows for the years ended September 30,
     1999, 1998 and 1997.                                                 F-7

Notes to Consolidated Financial Statements                                F-8

Schedule II--Valuation and Qualifying Accounts                            F-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Starmet Corporation:

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Starmet
Corporation and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmet Corporation and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in 1999 and 1998, has a working capital deficit at September 30, 1999 and is operating under a forebearance agreement with its bank, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein for 1999 in relation to the basic financial statements taken as a whole.



                                                    BDO SEIDMAN, LLP



December 3, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

       To the Board of Directors and Stockholders of Starmet Corporation:

       We have audited the accompanying consolidated balance sheets of Starmet Corporation (formerly Nuclear Metals, Inc.) (a Massachusetts Corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starmet Corporation and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss in 1998 and is in default under its credit agreement, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

       The consolidated financial statements and schedule referred to above as of September 30, 1997 and for the year then ended, have been restated (see Note
2).


                                                      ARTHUR ANDERSEN LLP
       Boston, Massachusetts
       January 8, 1999


                                  CONSOLIDATED BALANCE SHEETS

                                                                      1999            1998
ASSETS
  Current Assets:
    Cash and cash equivalents                                    $     14,000    $    327,000
    Restricted cash                                                   238,000         238,000
    Accounts receivable, net of allowances for doubtful
        accounts of $200,000 in 1999 and $524,000 in 1998           3,535,000       6,020,000
    Inventory                                                       2,426,000       4,005,000
    Other current assets                                              415,000         545,000
                                                                 ------------    ------------
      Total Current Assets                                          6,628,000      11,135,000
                                                                 ------------    ------------

  Property, Plant and Equipment:
    Land                                                            2,136,000       2,136,000
    Buildings                                                      18,961,000      18,866,000
    Machinery, equipment and fixtures                              22,545,000      22,505,000
    Construction-in-progress                                          114,000         161,000
                                                                 ------------    ------------
      Total Property, Plant and Equipment                          43,756,000      43,668,000
    Less: Accumulated depreciation                                 27,645,000      25,731,000
                                                                 ------------    ------------
    Property, plant, and equipment, net                            16,111,000      17,937,000

  Non-current Inventory                                             1,309,000       1,500,000
  Other Assets                                                      1,808,000       1,861,000
                                                                 ------------    ------------
                                                                 $ 25,856,000    $ 32,433,000
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Current portion of long-term obligations                      $  8,752,000    $  8,582,000
   Accounts payable                                                 6,084,000       8,392,000
   Accrued payroll and related costs                                  670,000       1,541,000
   Other accrued expenses                                           4,255,000       4,758,000
                                                                 ------------    ------------
     Total Current Liabilities                                     19,761,000      23,273,000
 Long-Term Obligations:
   Notes Payable to Shareholders                                    1,375,000       2,083,000
 Stockholders' Equity
   Common stock, par value $.10; authorized - 15,000,000
   shares; 4,790,674 issued and outstanding for 1999 and 1998         479,000         479,000
   Additional paid-in capital                                      14,067,000      14,067,000
   Warrants issued                                                    772,000         687,000
   Accumulated deficit                                            (10,598,000)     (8,156,000)
                                                                 ------------    ------------
     Total Stockholders' Equity                                     4,720,000       7,077,000
                                                                 ------------    ------------
                                                                 $ 25,856,000    $ 32,433,000
                                                                 ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 1999             1998            1997
                                                                                                             (as restated)

Net Sales and Contract Revenues                                              $ 25,001,000    $ 34,823,000    $ 28,062,000
                                                                             ------------    ------------    ------------
Cost and Expenses:
Cost of sales                                                                  19,297,000      40,028,000      20,136,000
Selling, general, and administrative expenses                                   5,394,000      11,136,000       5,448,000
Research and development expenses                                               1,243,000       1,421,000       1,309,000
Loss on write-off of fixed assets                                                    --              --           358,000
                                                                             ------------    ------------    ------------
                                                                               25,934,000      52,585,000      27,251,000
                                                                             ------------    ------------    ------------

Operating Income (Loss)                                                          (933,000)    (17,762,000)        811,000
Interest Income and Other Expense, net                                             95,000         145,000           2,000
Interest Expense                                                                1,414,000       1,124,000         296,000
                                                                             ------------    ------------    ------------

Income (Loss) Before Income Taxes                                              (2,442,000)    (19,031,000)        513,000

Provision  for Income Taxes                                                          --              --            31,000
                                                                             ------------    ------------    ------------

Net Income (Loss)                                                            $ (2,442,000)   $(19,031,000)   $    482,000
                                                                             ============    ============    ============

Per Share Information
Basic Net Income (Loss) per Common and Common Equivalent Share               $      (0.51)   $      (3.97)   $       0.10
                                                                             ============    ============    ============


Weighted average number of common and common equivalent shares
outstanding                                                                     4,791,000       4,789,000       4,783,000
                                                                             ============    ============    ============

Diluted Net Income (loss) per Common and Dilutive Potential Common Shares
Outstanding                                                                  $      (0.51)   $      (3.97)   $       0.10
                                                                             ============    ============    ============

Weighted average number of common and dilutive potential common shares
outstanding                                                                     4,791,000       4,789,000       4,959,000
                                                                             ============    ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                    ---------------------------

                                                                    Additional                    Retained
                                      Number of                      Paid-in                      Earnings
                                       Shares        Par value       Capital        Warrants     (Deficit)         Total
                                    ------------   ------------   ------------   ------------   ------------    ------------

Balance at September 30, 1996          4,783,000   $    478,000   $ 14,019,000   $    130,000   $ 10,393,000    $ 25,020,000
                                    ------------   ------------   ------------   ------------   ------------    ------------

Warrants issued                             --             --             --          230,000           --           230,000
Stock options exercised                    2,000           --           14,000           --             --            14,000
Net income for year (as restated)           --             --             --             --          482,000         482,000
                                    ------------   ------------   ------------   ------------   ------------    ------------

Balance at September 30, 1997          4,785,000   $    478,000   $ 14,033,000   $    360,000   $ 10,875,000    $ 25,746,000
                                    ------------   ------------   ------------   ------------   ------------    ------------

Warrants issued                             --             --             --          327,000           --           327,000
Stock options exercised                    6,000          1,000         34,000           --             --            35,000
Net loss for year                           --             --             --             --      (19,031,000)    (19,031,000)
                                    ------------   ------------   ------------   ------------   ------------    ------------

Balance at September 30, 1998          4,791,000   $    479,000   $ 14,067,000   $    687,000   $ (8,156,000)   $  7,077,000
                                    ------------   ------------   ------------   ------------   ------------    ------------

Warrants issued                             --             --             --           85,000           --            85,000
Net loss for year                           --             --             --             --       (2,442,000)     (2,442,000)
                                    ------------   ------------   ------------   ------------   ------------    ------------

Balance at September 30, 1999          4,791,000   $    479,000   $ 14,067,000   $    772,000   $(10,598,000)   $  4,720,000
                                    ------------   ------------   ------------   ------------   ------------    ------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                                               CONSOLIDATED STATEMENT OF CASH FLOW
                                                                       1999                   1998                     1997
                                                                  -------------           -------------           -------------
                                                                                                                  (as restated)
Cash flows from operating activities:
  Net income (loss)                                               $ (2,442,000)           $(19,031,000)           $    482,000
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                    1,995,000               2,157,000               1,588,000
    Loss on write-off of fixed assets                                     --                      --                   358,000
    Changes in assets and liabilities, net:
      Decrease (increase) in accounts receivable                     2,485,000                (474,000)               (616,000)
      Decrease (increase) in inventory, net of reserves              1,769,000               5,585,000               1,585,000
      Decrease (increase) in other current assets                      131,000                  74,000                (243,000)
      Decrease (increase) in other assets                               53,000                 (77,000)               (445,000)
      (Decrease) increase in accounts payable and
          accrued expenses                                          (3,598,000)              9,446,000              (3,629,000)
    Other                                                                 --                    26,000                  (1,000)
                                                                  ------------            ------------            ------------
       Net cash provided (used) by operating activities                393,000              (2,294,000)               (921,000)
                                                                  ------------            ------------            ------------

Cash flows from investing activities:
  Capital expenditures                                                 (88,000)             (4,585,000)             (1,788,000)
                                                                  ------------            ------------            ------------
      Net cash (used) provided by investing activities                 (88,000)             (4,585,000)             (1,788,000)
                                                                  ------------            ------------            ------------

Cash flows from financing activities:
  Principal payments under long-term obligations                      (138,000)               (184,000)               (545,000)
  Payments on bank debt                                               (981,000)            (19,332,000)             (9,801,000)
  Proceeds from bank debt                                                 --                25,792,000              11,508,000
  Proceeds from notes payable and warrants to
      shareholders                                                     500,000                 900,000                 500,000
  Proceeds from stock issuance                                            --                      --                    14,000
                                                                  ------------            ------------            ------------
      Net cash (used) provided by financing activities                (619,000)              7,176,000               1,676,000
                                                                  ------------            ------------            ------------

Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of year                         565,000                 268,000               1,301,000
Cash and cash equivalents at end of year                               252,000                 565,000                 268,000
                                                                  ------------            ------------            ------------
                                                                  $   (313,000)           $    297,000            $ (1,033,000)
                                                                  ============            ============            ============
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
      Interest, net of amounts capitalized                        $  1,420,000            $  1,019,000            $    266,000
      Income tax refunds received                                 $       --              $       --              $    (14,000)

Non-cash investing and financing activities:
  Loss on write-off of non-current inventory                      $       --              $  4,951,000            $       --

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  LIQUIDITY

Starmet Corporation (The Company) is a manufacturer of specialized metal products that are fabricated by a variety of metalworking processes. Effective October 1, 1997 the company changed its name from Nuclear Metals, Inc. to Starmet Corporation. The Company's financial statements for the year ended September 30, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and payment of the liabilities in the normal course of business. In fiscal 1999 as in fiscal 1998, the Company continued to realize financial losses and liquidity problems. The Company continues to have a significant working capital deficiency and has restructured or amended its debt agreements with its principal lender a number of times. The Company has been served a complaint for breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging for vendor payment plans, and continuing to restructure internally.

At September 30, 1999, the Company had a working capital deficit of $13,218,000, a decrease in working capital of $1,080,000 from a deficiency of $12,138,000 at the end of fiscal 1998. For fiscal 1999, the Company's accounts receivable and inventories decreased by $2,485,000 and $1,770,000, respectively, compared with September 30, 1998 levels. Cash (less restricted cash) at September 30, 1999 was $14,000. The current portion of long-term obligations increased by $170,000 to $8,752,000 from $8,582,000. The revolving line of credit was paid down by $981,000 utilizing the cash generated from operations and the proceeds from additional shareholder notes, but the reduction was more than offset by $1,423,000 of shareholder debt becoming current, as it matures in fiscal 2000. At the end of fiscal 1999, the long-term portion of notes payable to shareholders, net of unamortized warrants, decreased to $1,375,000 from $2,083,000 at September 30, 1998.

Management's plans with regard to the existing working capital deficiency are to continue to adjust spending levels to appropriate amounts to ensure greater financial stability while actively exploring additional capital generating opportunities including, but not limited to, the sale and leaseback of owned property, asset sales and joint ventures. The Company is also managing payment plans with certain suppliers.

As a result of the significant loss in fiscal 1998 and the status of the Company's bank arrangements, management was forced to reassess its operating plan. The revised plan included significant reductions in personnel and various spending levels executed during fiscal 1999. The Company's liquidity constraints required the restructuring and extension of terms on all trade payables.

In addition to write-offs that were recorded during fiscal 1998, as required by generally accepted accounting principles, the Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part I - "Environmental, Safety and Regulatory Matters" and "Concord Site Remediation and Decommissioning Requirements" These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the engineering change proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider receivership or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

2.  OPERATIONS

Export sales to foreign unaffiliated customers, primarily to the United Kingdom, are 8%, 18% and 25% of total net sales and contract revenues in fiscal 1999, 1998 and 1997, respectively. A significant portion of the Company's sales revenue has been derived from major customers as follows:

                                                  1999        1998        1997

United States Enrichment Corporation ("USEC")      23%        14%         14%
Royal Ordnance                                     2%         13%         19%
Primex Technologies                                11%        12%         12%
Lockheed Martin                                     5%        11%          7%


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

                                                  1997
                               ---------------------------------------
                                As Reported               As Restated
                                -----------               -----------

Net Income:                     $  1,482,000              $   482,000
Income per share
  Basic                         $       0.31              $      0.10
  Diluted                       $       0.30              $      0.10


3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Starmet Corporation and its wholly owned subsidiaries: Starmet Powders, LLC, Starmet Aerocast, LLC, Starmet Comcast, LLC, Starmet NMI Corporation, Starmet CMI Corporation, Starmet Holdings Corporation and NMI Foreign Sales Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Years

References in these financial statements to 1999, 1998, and 1997 are for the fiscal years ended September 30, 1999, September 30, 1998, and September 30, 1997, respectively. The accompanying financial statements and all share and per share information have been restated to reflect a 2 for 1 stock split effective in April 1997.

Revenue Recognition

Revenues are recorded when products are shipped, except for revenues on long-term contracts, which are recorded on the percentage-of-completion method. The percentage-of-completion method is used for research and development contracts and for production contracts, which require significant amounts of initial engineering and development costs. The percentage-of-completion is determined by relating the actual number of contract units completed to date to the total units to be completed under the respective contract or by relating total costs incurred to total estimated cost at completion. When the estimated total costs on a contract indicates a loss, the Company's policy is to record the entire loss currently. Performance incentives and penalties incorporated in certain government contracts are recognized when incentives are earned or awarded or when penalties are incurred or assessed. Contract revenues include fees resulting from facilitization contracts with the U.S. Army (contracts to establish production capacity through the purchase and installation of equipment to be owned by the U.S. Army.) The consolidated balance sheets do not include the cost of this U.S. Army owned equipment.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost, which approximates market value. Cash equivalents include certificates of deposit with a maturity of three months or less.


Restricted Cash

The Company is required to maintain a certain amount of cash at a bank as collateral for a letter of credit issued by the bank on behalf of the Company. As of September 30, 1999, $238,000 was held in an account with the bank pursuant to the letter of credit agreement.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor, and manufacturing and engineering overhead. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. During 1999, the Company wrote off certain inventories by a charge to the related reserves.

Property, Plant and Equipment

Property, plant, and equipment are recorded at the lower of cost or net realizable value. For financial reporting purposes, the Company provides depreciation on the straight-line method over the estimated useful lives of the assets, which are as follows:

Buildings                                           20--30 years
Machinery, equipment, and fixtures                   3--10 years

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

The deferred federal and state income taxes result primarily from using accelerated depreciation on property, plant, and equipment for income tax reporting purposes and from establishing reserves which are not currently deductible for income tax purposes.

                                                                     1999                1998                1997
                                                               ------------------    --------------    -----------------

  Statutory rate                                                      34.0  %             34.0 %              34.0  %
  Increase (reduction) in taxes resulting from:
    State taxes, net of federal effect                                 6.0                 6.0                 6.0
    Valuation allowance                                              (40.0)              (40.0)              (38.0)
                                                               ------------------    --------------    -----------------
                                                                        --  %               -- %               2.0  %
                                                               ==================    ==============    =================

As of September 1999, the Company has a federal net operating loss carryforward of approximately $23 million expiring at various dates from 2009 to 2019. State net operating loss carry forwards of approximately $20 million, will expire between 2000 through 2010. These net operating loss carryforwards are fully reserved by valuation allowances due to uncertainty regarding their realizability.

The components of the provision (benefit) for income taxes are as follows:

                                                    1999           1998           1997
                                                ------------   ------------   ------------
   Current (Benefit) Provision
     Federal                                    $(1,650,000)   $(2,355,000)   $  (961,000)
     State                                         (300,000)      (729,000)      (299,000)
     Valuation allowance                          1,950,000      3,084,000      1,260,000
                                                -----------    -----------    -----------
         Total current (Benefit) Provision             --             --             --
                                                ===========    ===========    ===========


     Deferred (Benefit) Provision:
       Federal                                  $   800,000    $(3,490,000)   $(1,310,000)
       State                                        150,000     (1,080,000)      (451,000)
       Valuation allowance                         (950,000)     4,570,000      1,792,000
                                                -----------    -----------    -----------
           Total deferred (Benefit) Provision          --             --           31,000
                                                -----------    -----------    -----------
           Total (Benefit) Provision                   --             --           31,000
                                                ===========    ===========    ===========

The Company has provided a full valuation allowance on the net deferred tax assets as of September 30, 1999 and 1998. The Company's alternative minimum tax credit has an unlimited life. The tax effects of significant items making up the deferred tax liabilities and deferred tax assets, as of the end of the 1999 and 1998 fiscal years are as follows:

                                                                     1999             1998
                                                                 ------------    -------------
         Assets:
           Reserves not currently deductible for tax purposes    $  4,839,000    $  5,526,000
           Federal operating loss carryforward                      7,512,000       5,423,000
           State operating loss carryforwards and other assets      1,900,000       2,025,000
           Other                                                      700,000         709,000
           Valuation allowance                                    (10,085,000)     (9,085,000)
                                                                 ------------    ------------
               Total deferred tax assets                            4,866,000       4,598,000
               Alternative minimum tax credit                         407,000         407,000
                                                                 ------------    ------------
                                                                 $  5,273,000    $  5,005,000
                                                                 ============    ============
         Liabilities
           Fixed asset basis difference                          $  4,100,000    $  3,830,000
           Employee benefits                                          723,000         720,000
           Other                                                      450,000         455,000
                                                                 ------------    ------------
                                                                 $  5,273,000    $  5,005,000
                                                                 ============    ============

Research and Development Costs

Research  and  development   costs  are  expensed  as  incurred.   Research  and
development incurred under customer contracts are expensed through cost of sales in the period incurred.

The cost for Company-sponsored research and development activities was $1,243,000, $1,421,000 and $1,309,000 in fiscal 1999, 1998 and 1997, respectively. Total revenues from customer-funded research and development were $825,000, $831,000 and $793,000 in fiscal 1999, 1998 and 1997, respectively.

Income (Loss) per Share of Common Stock

The Company adopted SFAS No 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 replaces primary earnings per share with "basic earnings per share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. In addition, SFAS No 128 replaces fully diluted earnings per common share with "diluted earnings per common share." Dilution for options and warrants under SFAS No. 128 is computed using the average share price of the Company's common stock for the period. In loss periods, potentially dilutive securities are excluded as they would be anti-dilutive. All previously reported amounts for EPS have been restated to conform with SFAS 128.

Common share and common share dilutive potential disclosures are:

                                              Years Ended September 30,
                                        ------------------------------------
                                          1999           1998          1997
                                        ---------     ---------     ---------
Weighted average common shares
  outstanding                           4,791,000     4,789,000     4,783,000
Dilutive potential common shares             --            --         176,000
                                        ---------     ---------     ---------
Diluted common shares                   4,791,000     4,789,000     4,959,000
                                        =========     =========     =========
Options and warrants excluded from
  diluted income per common share as
  their effect would be anti-dilutive   1,170,000       769,000          --
                                        =========     =========     =========


Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years will be provided unless deemed impractical. This statement, requiring only additional informational disclosures, has become effective for the Company's fiscal year ended September 30, 1999.

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

In April 1998, Statement Of Position 98-5, Reporting on the Costs of Start-up Activities was issued which required such costs, including organization costs, to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company does not expect that this Statement of Position will have a material impact on the Company's statement of operations or financial position.

4.  ACCOUNTS RECEIVABLE

The following is an analysis of accounts receivable (net of allowances for doubtful accounts):

                                             1999                  1998
                                          ----------             ----------


Accounts receivable, net of reserves      $3,388,000             $5,327,000
Unbilled receivables and retainages due
  upon completion of contracts               147,000                693,000
                                          ----------             ----------
                                          $3,535,000             $6,020,000
                                          ==========             ==========

5.  INVENTORY

Inventory (net of reserves) at September 30, 1999 and 1998, was follows:

                                               1999                1998
                                            ----------           ----------

     Raw materials                          $1,324,000           $1,605,000
     Workinprogress                          2,040,000            3,177,000
     Finished goods                            371,000              723,000
                                            ----------           ----------

                                             3,735,000            5,505,000
     Less noncurrent inventory               1,309,000            1,500,000
                                            ----------           ----------

     Current inventory                      $2,426,000           $4,005,000
                                            ==========           ==========


As of September 30, 1999 and 1998, approximately $2.0 million and $2.5 million of the Company's inventory net of $7.7 million and $7.9 million reserves, respectively, consists of Depleted Uranium

(DU) in various stages of production.
During 1998, the Company increased its reserve for DU from $3.2 million to $7.9 million to fully reserve for DU in various stages of production. See Note 2.

6.  OTHER ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 1999 and 1998.

                                   1999                1998
                                ----------          ----------

     Waste burial cost          $2,710,000          $4,149,000
     Other                       1,545,000             609,000
                                ----------          ----------

                                $4,255,000          $4,758,000
                                ==========          ==========

During 1999, the Company reduced certain accruals for waste burial costs that were deemed no longer necessary.

7.  LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations and notes payable of the Company are as follows:

                                                                            1999                  1998
                                                                        -----------           -----------

Line of Credit, interest rate of prime plus 0.5%
  (8.75% and 9.0% at September 30, 1999 and 1998, respectively)         $ 6,190,000           $ 7,171,000
Industrial Development Revenue Notes, variable
  interest rates (5.4862% at September 30, 1998)                               --                 100,000
Notes Payable to  Shareholders,  interest
  only payments of 10% until maturity at  various dates from
  December 31, 1999 to December 10, 2001                                  2,876,000             2,247,000
Note Payable, monthly principal and interest payments
  through May 2001, interest rate of 10.25%                                 179,000               283,000
Note Payable, monthly principal and interest payments through
  October 29, 2003, interest rate of 10.25%                                 458,000               486,000
Note Payable, monthly principal and interest payments through
  September 30, 2008, interest rate of 10%                                  472,000               498,000
Capital Leases                                                               29,000                44,000
                                                                        -----------           -----------

                                                                         10,204,000            10,829,000

Less unamortized discount on shareholder debentures                          77,000               164,000
Less current portion of long-term obligations                             8,752,000             8,582,000
                                                                        -----------           -----------

Total long-term obligations and shareholder debentures                  $ 1,375,000           $ 2,083,000
                                                                        ===========           ===========

Credit Facility

The Company has a secured revolving line of credit with a bank that has been amended a number of times. The Company is technically in default of certain financial covenants under the bank arrangement with its principal lender. However, on June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. On November 12, 1999, the Company entered into an agreement to further extend the maturity to August 15, 2000. The agreement also includes various extension periods if certain conditions are met prior to August 15, 2000 which could extend the final maturity to June 10, 2001.

Notes Payable to Stockholders

On October 15, 1998 the Company issued a 10% subordinate Debenture in the amount of $500,000 to a current shareholder. Warrants totaling 60,000 shares at a strike price of $6.00 per warrant have also been issued as part of this Debenture.

Maturities   of  debt   obligations   subsequent  to  September  30,  1999  are:
2000--$8,829,000; 2001--$0; 2002--$1,375,000 and $0 thereafter.

8.  STOCK OPTION AND WARRANT AGREEMENTS

Stock Option Plans

As of September 30, 1999, a total of 921,350 shares of common stock have been reserved for issuance upon exercise of options issued or issuable pursuant to the Company's stock option plans for employees and directors. The exercise price of options issued or issuable under such plans may not be less than 100% of the fair market value of the shares purchasable on the date of grant of the options. Information concerning options which have been granted under the plans and the exercise prices thereof is set forth below. Those options with an indicated exercise price of $3.32 expire in 2003, those with an exercise price of $6.75, $7.00, or $8.00 expire in 2004, those with an exercise price of $6.13 or $6.38 expire in 2005, those with an exercise price of $7.38 expire in 2006, those with an exercise price of $15.56 expire in 2007, and those with an exercise price of $23.67 expire in 2008, and those with an exercise price of $3.80 expire in 2009, in each case on the anniversary of the date of the grant.

Common shares under option are as follows:

                                                  1999                        1998                        1997
                                       --------------------------    ------------------------    ----------------------
                                                       Weighted                     Weighted                   Weighted
                                                       Average                      Average       Number       Average
                                         Number        Exercise        Number       Exercise        of         Exercise
                                       of Shares        Price        of Shares       Price        Shares        Price
                                       ----------    ------------    ----------    ----------    ---------    ----------
Options outstanding, beginning of year   592,000      $   14.27        367,000      $  8.24       241,000       $  6.20

       Exercised                            --                          (6,000)        6.54        (2,000)         6.13
       Granted                           166,800           3.80        238,000        23.67       131,000         11.53
       Canceled                          (54,200)         23.67         (7,000)       17.07        (3,000)         6.88
                                        --------      ---------       --------      -------       -------       -------

Options outstanding, end of year         704,600        $ 11.05        592,000      $ 14.27       367,000       $  8.24
                                        ========      =========       ========      =======       =======       =======

Options exercisable                      376,800                       265,500                    205,300
                                        ========                      ========                    =======

Options available                        216,750                        46,400                      9,300
                                        ========                      ========                    =======

Weighted average fair value per share of
options granted during the year                       $    1.80                     $ 14.70                     $  8.18


The following summarizes certain data for options outstanding at September 30, 1999:

                                                                                                       Weighted
                                                                                     Weighted          Average
                                                   Number          Range of           Average          Remaining
                                                    of             Exercise          Exercise        Contractual
                                                   Shares            Prices           Prices            Life
                                                -----------    ----------------    --------------    ------------
Options outstanding, end of year                   181,800        Up to $5.00          $ 3.76             9.29
                                                   279,350        $5.01 -$10.00          6.63             5.98
                                                   243,450        Over $10.00           21.57             8.30
                                                ----------

                                                   704,600                             $11.05             7.63
                                                ==========

Options exercisable                                 15,000        Up to $5.00            3.32             4.13
                                                   259,700        $5.01 -$10.00          6.57             5.90
                                                   102,100        Over $10.00           20.34             8.20
                                                ----------
                                                   376,800                             $10.17             6.45
                                                ==========

On February 20, 1998, the Board of Directors adopted the Company's 1998 Stock Plan (the "1998 Stock Plan") and the 1998 Stock Plan was approved by the Company's stockholders at a meeting on March 18, 1998. The Company had initially reserved 300,000 shares of Common Stock for issuance under the 1998 Stock Plan to employees, officers, directors and consultants of the Company. On May 10, 1999, the Company stockholders approved increasing the number of reserved shares of Common Stock to 500,000 for the 1998 Stock Plan.

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

On March 18, 1998, the Company granted options to purchase 200,000 shares of Common Stock at an exercise price of $23.67 per share, based on the market price of the Common Stock at that time, under the 1998 Stock Plan, of which 65,000 were granted to certain Company officers. The remaining options to purchase were granted to all of the full-time employees of the Company.

On July 1, 1999, the Company granted options to purchase 145,800 shares of Common Stock at an exercise price of $3.80 per share, based on the market price of the Common Stock at that time, under the 1998 Stock Plan, of which 45,000 were granted to certain Company officers. The remaining options to purchase were granted to all of the full-time employees of the Company.

On November 20, 1995, the Board of Directors adopted the Company's 1995 Directors Plan (the "1995 Directors Plan") and the 1995 Directors Plan was approved by the Company's stockholders at a meeting on May 1, 1996. The Company has reserved 70,000 shares of Common Stock for issuance under the 1995 Directors Plan to the Company's non-management directors.

Options granted under the 1995 Directors Plan will be non-qualified options that do not meet the requirements of Section 422 of the Code. If any unexercised option granted pursuant to the 1995 Directors Plan lapses or terminates for any reason, the shares of Common Stock covered thereby are again available for subsequent option grants under the 1995 Directors Plan. On July 1, 1999, the Company granted options to purchase 21,000 shares of Common Stock at an exercise price of $3.80 per share, based on the market price of the Common Stock at that time, under the 1995 Directors Plan. The Company has granted options to purchase 49,500 shares of Common Stock at varying exercise prices based upon the market price of the Common Stock at the time of grant under the 1995 Directors Plan.

On December 21, 1981, the Board of Directors adopted the Company's Employee Stock Plan (the "1981 Stock Plan"), which was approved by the Company's stockholders at a meeting on February 3, 1982 and subsequently amended and restated by the Board of Directors on August 1, 1990. The 1981 Stock Plan provides for the granting of options to purchase 255,800 shares of Common Stock to the Company's employees, and such options are intended to be incentive stock options and meet the requirements of Section 422 of the Code. On February 4, 1988, the Board of Directors adopted, and amended on August 1, 1990, a Non-Qualified Stock Plan, under which 190,000 shares of Common Stock were reserved for the granting of non-qualified options to certain of the Company's key employees. Also, on August 1, 1990, the Company adopted a Directors Plan, under which 70,000 shares of Common Stock were reserved for the granting of non-qualified options to the Company's directors. No additional options will be granted under these plans; however, 351,350 options are outstanding under these plans as of September 30, 1999.

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

In consideration of the Second Amendment to the Amended Credit Agreement the Company issued, to its principal lender, a warrant (the "Second Warrant") to purchase 25,000 shares (subject to adjustment pursuant to anti-dilution provisions of the warrant) of Common Stock of the Company at an exercise price of $23.58 per share, based on the average fair market value for the ten days ended December 29, 1997.

On December 10, 1998 certain shareholders of the Company agreed to a three-year extension to December 10, 2001 on the 10% convertible debt in the amount of $850,500. Warrants totaling 102,000 with a strike price of $6.00 per warrant have also been issued as part of this extension.

The following summarizes certain data for warrants outstanding at September 30, 1999:

                                             Purchase           Number of
                                               Price              Shares
                                         ----------------    ----------------
  Expiration Date:
    September 22, 2000                       $  17.785             60,000
    December 10, 2001                            7.500             42,000
    December 10, 2001                            6.000            162,000
    September 30, 2005                           5.950             50,000
    December 29, 2007                            4.500             25,000
                                                               ----------
    Total                                                         339,000
                                                               ==========

See Note 12, Subsequent Events for warrant activity subsequent to year-end.

Pro Forma Stock-Based Compensation Expense

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards in 1999, 1998 and 1997 under the Company's stock-based compensation plans been determined based on fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

In thousands except per share amounts                                 1999              1998            1997
                                                              ---------------     --------------    ------------
Net income (loss):
         As reported                                          $      (2,442)      $    (19,031)     $      482
         Pro forma                                            $      (2,524)      $    (19,912)     $      373
Basic and fully diluted earnings per share:
        As reported                                           $       (0.51)      $      (3.97)     $     0.10
        Pro forma                                             $       (0.51)      $      (4.16)     $     0.08

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

The fair value of each option granted was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.95% to 6.48%, 5.76% to 6.50% and 6.19% to 6.21% for 1999, 1998 and 1997, respectively, expected life of 10 years, expected volatility of 50%, 52%, and 51% for 1999, 1998 and 1997, respectively.

9.  Pension Plan

The Company has a defined benefit pension plan designed to provide retirement benefits to all employees. This plan provides pension benefits that are based on the employee's salary and years of service. The Company's policy is to fund the plan at a level within the range required by applicable regulations.

The Company's net pension cost for 1999, 1998, and 1997 was $195,000, $359,000, and $375,000, respectively. During 1999, the Company used a weighted average discount rate of 8.0%. Net pension cost for the Company's defined benefit plan included the following components:

                                                                    1999                 1998                1997
                                                                ------------          -----------         -----------
Service cost - benefits earned during the period                $   341,000           $   382,000         $   308,000
Interest cost on projected benefit obligation                     1,069,000             1,133,000           1,056,000
Actual return on plan assets                                     (1,459,000)             (681,000)         (1,570,000)
Net amortization and deferral                                       244,000              (475,000)            581,000
                                                                -----------           -----------         -----------
                                                                $   195,000           $   359,000         $   375,000
                                                                ===========           ===========         ===========

Assumptions used in determining the plan's funded status:
Discount rate                                                        8.0%                 8.0%                 8.0%
Expected rate of increase in compensation levels                     4.5%                 5.5%                 5.5%
Expected long-term rate of return on assets                          8.5%                 8.5%                 8.5%

The following table sets forth the plan's funded status as of September 30, 1999 and September 30, 1998:

                                              1999                   1998
                                          -------------         --------------

Accumulated benefit obligation            $(13,166,000)          $(13,165,000)
Projected benefit obligation               (14,390,000)           (15,321,000)
Plan assets at fair value                   15,485,000             14,858,000
Funded status                                1,095,000               (464,000)
Unrecognized prior service costs                70,000                 80,000
Unrecognized net loss                          838,000              2,582,000
Prepaid pension cost                         2,003,000              2,198,000

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

The accumulated benefit obligation of these benefits as of September 30, 1999 and 1998, is approximately $685,000 (for life insurance only) and 763,000 ($5,000 for medical insurance and

758,000 for life insurance), respectively. Plan assets of $493,000 in cash reserves are on hand with an insurance company to partially cover the cost of the life insurance benefits. The Company adopted the new standard prospectively as of October 1, 1993, and is amortizing the transition obligation of $456,000, over three years for the medical insurance benefits and fifteen years for the life insurance benefits. There are no longer any participants eligible for post retirement medical benefits.

Post retirement benefit expense for fiscal 1999, 1998 and 1997 as follows:

                                          1999          1998          1997
                                        ---------     --------      --------

Service cost of benefits earned         $  2,000      $  1,000      $  1,000
Interest cost on liability                54,000        59,000        59,000
Return on plan assets                    (16,000)      (12,000)      (12,000)
Amortization of transition obligation     24,000        24,000        24,000
                                        --------      --------      --------

Net post retirement benefit cost        $ 64,000      $ 72,000      $ 72,000
                                        ========      ========      ========

The following table sets forth the Benefit Plan's funded status as of September 30, 1999 and 1998:

                                                   1999               1998
                                                 ---------        ----------

Accumulated post retirement benefit obligation   $(685,000)        $(763,000)
Plan assets at fair value                          493,000           413,000
                                                 ---------         ---------
Funded status                                     (192,000)         (350,000)
Transition obligation                              106,000           242,000
                                                 ---------         ---------

Accrued post retirement benefit cost             $ (86,000)        $(108,000)
                                                 =========         =========

The following actuarial assumptions were used:

                                            1999            1998        1997
                                           ------          ------      ------
Salary increase                             4.5%            5.5%        5.5%
Discount rate                               8.0%            8.0%        8.0%
Return on assets                            3.0%            3.0%        3.0%
Medical inflation                           N/A             4-9%        4-9%

11.  COMMITMENTS AND CONTINGENCIES

Waste Disposal

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

Concord Site Remediation and Decommissioning Planning Requirements

The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the agreement with its principal lender, which expires on August 15, 2000. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and the Company are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operation and financial condition would be materially and adversely affected.

The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Army Decision"), pursuant to Public Law 85-804, agreed to fund certain costs associated with remediation of the Company's Concord holding basin site as well as some of the costs of D&D related to that facility, based in part on the Army's determination that the Company's activities are essential to the national defense. Additionally, the Company is currently performing on a U.S. Army facilities contract that obligates the Army to restore those facilities used in the production of penetrators once the Company ceases DU penetrator production.

The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level. Under the Zhagrus contract, the Company agreed to pay an additional fee per cubic yard of excess material removed dependant upon certain actions by Zhagrus. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus' claim is the subject of litigation described below. If these costs are not recovered from the U.S. Army and the Company is held responsible for these costs, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the contested Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998, the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. In February 1999, based on discussions with the U.S. Army, the Company submitted a claim under P.L. 85-804 requesting payment of these excess costs. In June 1999, the U.S. Army denied the latter request. In August 1999, the Company re-submitted the engineering change proposal and is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company has no assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, management believes, based upon examination of relevant contracts, the actions of the Army with respect to D&D of facilities of other contractors, and discussions with counsel, that the Army is responsible for its estimated share of D&D. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected.

The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes, based upon written advice of consultants and counsel, that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in the Army Decision, agreed that it would fund remediation of the Corporation's Concord holding basin site as well as D&D related to that facility, based in part on the Army's determination that the Corporation's activities are essential to the national defense. However, while there are two contract modification proposals being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider receivership or similar proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

Legal Proceedings

The Company is named as a Potentially Responsible Party ("PRP") in regard to the Maxey Flats, Kentucky, Superfund Site. This site was used until 1977 as a licensed and approved low-level radioactive waste disposal site. A committee of PRPs, including the Company, has submitted a remedial investigation and feasibility study report to the Environmental Protection Agency. The agreement signed by the settling parties in July 1995 outlines the responsibilities of all PRPs and states that the PRPs will undertake the initial remedial phase ("IRP") of the site remediation at an estimated cost of $60 million. Based upon the percentage of responsibility allocated to the Company, its remaining liability at this site is expected to be approximately $70,000 over 8 years.

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

On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal
Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain limited restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. Although the Company believes that it has valid defenses to the claims alleged in this complaint, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts. Of the $8,368,883, $3.5 million has been recorded as a liability. The Company believes there are material issues of fact relating to the amount of this liability ($3.5 million) which are the subject of the Zhagrus litigation.

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

On December 13, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled Jesse McDonald v. Brush Wellman, et al., 3:99-CV-642 (E.D. Tenn.), naming as defendants thirteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $5 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

On December 20, 1999, the Company was served with a summons and complaint in a common law diversity tort action filed in the United States District Court for the Eastern District of Tennessee, entitled John Langley v. Brush Wellman, et al., 3:99-CV-655 (E.D. Tenn.), naming as defendants thirteen corporations, including Starmet Corporation. The complaint alleges that the defendants failed to adequately warn the plaintiff, an employee of a facility in Tennessee that processes beryllium products, regarding the dangers of beryllium and beryllium manufacturing. The complaint seeks $6 million in compensatory damages against the Company, as well as punitive damages of $10 million. The Company believes that the claims are without merit and intends to vigorously defend against the claim. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

12.      SUBSEQUENT EVENTS

The Company is in default of the financial covenants under the bank arrangement with its principal lender. On June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. On November 12, 1999, the Company entered into an agreement to further extend the maturity to August 15, 2000. The agreement also includes various extension periods if certain conditions are met prior August 15, 2000 which could extend the final maturity to June 10, 2001.

On December 31, 1999, the original maturity date of certain debentures due to shareholders, certain shareholders of the Company agreed to a three-year extension to December 31, 2002 on the 10% convertible debt in the amount of $900,000. In consideration for extending the maturity date of the Debentures, the interest rate was increased to 14% and the holders were issued three-year warrants to purchase an aggregate of 108,000 shares of common stock at an exercise price of $3.875 per share, subject to anti-dilution adjustments.

13.  TRANSACTIONS WITH RELATED PARTIES

Under the terms of a management agreement, Matthews Associates Limited is entitled to an annual management fee.

George J. Matthews, Chairman of the Board of Directors, and a significant shareholder, is sole owner of Matthews Associates Limited. These fees, as well as certain expenses of Matthews Associates Limited that were reimbursed by the Company, have been included in selling, general, and administrative expenses. Management fees were $287,500 in 1999 and $350,000 in 1998 and 1997. This agreement was modified to reduce the minimum compensation to $225,000 beginning April 1, 1999. The agreement expires on February 28, 2004, subject to annual renewals as described in the agreement. Mr. Matthews does not receive any other salary or fee for services as Chairman of the Board of Directors.

14.  MAINTENANCE AND REPAIRS

Maintenance and repair expenditures, which are charged to cost and expense as incurred, amounted to $644,000, $1,565,000 and $1,536,000 in 1999, 1998 and
1997, respectively.


15.  INDUSTRY SEGMENT INFORMATION

The Company is engaged in the manufacture and sale of various specialty metal products. The Company operates in four industry segments: Specialty Metal, Uranium Services and Recycle, Powders and Composite Materials.

Information relating to the Company's operations for the industry segments described above for each of the three years in the period ended September 30 is as follows:

                                       1999            1998            1997
                                   ------------    ------------    ------------
                                                   (as restated)   (as restated)
Net sales and contract revenues:
  Specialty Metal                  $  9,472,000    $ 18,845,000    $ 14,459,000
  Uranium Services and Recycle        7,472,000       5,905,000       4,965,000
  Powders                             5,406,000       5,078,000       4,348,000
  Composite Materials                 2,651,000       4,995,000       4,290,000
                                   ------------    ------------    ------------
  Total                            $ 25,001,000    $ 34,823,000    $ 28,062,000
                                   ------------    ------------    ------------

Operating income (loss):
  Specialty Metal                  $    762,000    $ (2,881,000)   $     50,000
  Uranium Services and Recycle       (1,038,000)    (11,519,000)      2,675,000
  Powders                             1,543,000         184,000         625,000
  Composite Materials                (2,200,000)     (3,546,000)     (2,539,000)
                                   ------------    ------------    ------------
      Subtotal                     $   (933,000)   $(17,762,000)   $    811,000

Other expense, net                    1,509,000       1,269,000         298,000
                                   ------------    ------------    ------------

Income (loss) before taxes         $ (2,442,000)   $(19,031,000)   $    513,000
                                   ============    ============    ============

Identifiable assets:
  Specialty Metal                  $  1,237,000    $  2,270,000    $  2,126,000
  Uranium Services and Recycle        9,115,000      10,458,000      13,964,000
  Powders                               929,000       1,052,000       1,221,000
  Composite Materials                 3,309,000       3,692,000       2,335,000
  Corporate                          11,266,000      14,961,000      14,708,000
                                   ------------    ------------    ------------
  Total                            $ 25,856,000    $ 32,433,000    $ 34,354,000
                                   ============    ============    ============

Depreciation:
  Specialty Metal                  $    469,000    $    471,000    $    412,000
  Uranium Services and Recycle          750,000         730,000         726,000
  Powders                                 9,000           2,000           1,000
  Composite Materials                   406,000         320,000         208,000
  Corporate                             280,000         226,000         203,000
                                   ------------    ------------    ------------
  Total                            $  1,914,000    $  1,749,000    $  1,550,000
                                   ============    ============    ============

Segment information has been restated for 1998 and 1997 to be consistent with the 1999 presentation in accordance with SFAS No. 131.

The Specialty Metal segment includes the fabrication of primarily depleted uranium (DU) metal products, using foundry, extrusion, and machining capabilities. It's products include industrial and medical shielding products, DU billets in support of the Army's tank armor program and the production of various DU penetrators (a component of armor-piercing ammunition used in certain U.S. military gun systems) which are sold to prime contractors manufacturing such ammunition for the U.S. Department of Defense or to foreign military operations. The Uranium Services and Recycle segment includes the conversion of UF6 for United States Enrichment Corporation, repair and refurbishment of DU aircraft counterweights for commercial and military aircraft and the manufacture of depleted uranium. The Powders segment includes the production and sale of various metal powders manufactured by the Company's patented Rotating Electrode Process. The Composite Materials segment includes the manufacture of beryllium aluminum composite materials for defense and commercial aerospace applications, computer hard disk drives, and commercial motion control applications for the semiconductor manufacturing market.

Net sales and contract revenues by segment include sales to unaffiliated customers (intersegment sales are not significant). A significant portion of the Company's revenues has been derived from four major customers (see Note 2). Sales to United States Enrichment Corporation are included in the Uranium Services & Recycle segment. Sales to Royal Ordnance and Primex Technologies are included in the Specialty Metal segment. Sales to Lockheed Martin are included in the Composite Materials segment.

Due to the utilization among segments of common production facilities and equipment and the involvement of a single management organization in all phases of the Company's operations, necessary allocations have been made based on estimates which management believes to be reasonable.

Operating income (loss) includes net sales and contract revenues less the cost of sales of the individual segments and less allocated selling, general administrative and R&D expenses. Other expenses, net include interest and other income and expenses.

Identifiable assets shown include inventory and plant and equipment that have been allocated to each of the Company's segments. Corporate assets consist primarily of cash, accounts receivable, unallocated plant and equipment and other assets.

16.  QUARTERLY RESULTS (UNAUDITED)

Financial results by quarter for 1999, 1998 and 1997 are summarized below in thousands except for per share information:

                                      First      Second      Third      Fourth
                                     Quarter     Quarter    Quarter     Quarter

1999
Net sales                           $  7,419    $  5,919   $  5,638    $  6,025
Operating income (loss)                  334      (1,653)      (437)        823
Net income (loss)                        (87)     (2,091)      (817)        553
Basic net income (loss) per share      (0.02)      (0.44)     (0.17)       0.12

1998
Net sales                           $  8,079    $ 10,690   $  7,429    $  8,625
Operating income (loss)               (1,427)        628     (2,301)    (14,662)
Net income (loss)                     (1,561)        272     (2,765)    (14,977)
Basic net income (loss) per share      (0.33)       0.06      (0.58)      (3.12)


1997
Net sales                           $  7,271    $  5,342   $  7,013    $  8,436
Operating income (loss)                  476        (477)       399         413
Net income (loss)                        419        (541)       293         311
Basic net income (loss) per share       0.09       (0.11)      0.06        0.06



                            STARMET CORPORATION AND SUBSIDIARIES
                       Schedule II- Valuation and Qualifying Accounts
                        For the Three Years Ended September 30, 1999

                                                     Additions
                                       Balance at    Charged to
                                      Beginning of   Costs and
Classification                            Year        Expenses     Deductions    End of Year
--------------                            ----        --------     ----------    -----------

YEAR ENDED SEPTEMBER 30, 1999:

Allowance for doubtful accounts        $  524,000   $    (9,000)  $    315,000   $  200,000
                                       ==========   ===========   ============   ==========

Inventory Reserves                     $9,163,000   $      --     $    852,000   $8,311,000
                                       ==========   ===========   ============   ==========

YEAR ENDED SEPTEMBER 30, 1998:

Allowance for doubtful accounts        $  421,000   $   103,000   $       --     $  524,000
                                       ==========   ===========   ============   ==========

Inventory Reserves                     $4,212,000   $ 4,951,000   $       --     $9,163,000
                                       ==========   ===========   ============   ==========

YEAR ENDED SEPTEMBER 30, 1997:

Allowance for doubtful accounts        $  821,000   $      --     $    400,000   $  421,000
                                       ==========   ===========   ============   ==========

Inventory Reserves (as restated) (a)   $4,212,000   $      --     $       --     $4,212,000
                                       ==========   ===========   ============   ==========

----------
(a)      See Note 1 of Notes to Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STARMET CORPORATION


Date:  January 13, 2000       By: /s/ Robert E. Quinn
                              Robert E. Quinn, President and Chief Executive
                              Officer (principal executive officer and director)

Date: January 13, 2000        By: /s/ Gary W. Mattheson
                              Gary W. Mattheson, Chief Financial Officer

Date: January 13, 2000        By: /s/ George J. Matthews
                              George J. Matthews, Chairman of the Board of
                              Directors

Date: January 13, 2000        By: /s/ Matthew Brady
                              Matthew Brady, Director

Date: January 13, 2000        By: /s/ Frank H. Brenton
                              Frank H. Brenton, Director

Date: January 13, 2000        By: /s/ Gerald R. Hoolahan
                              Gerald R. Hoolahan, Director

Date: January 13, 2000        By: /s/ Brian B. Sand
                              Brian B. Sand, Director

Date: January __, 2000        By:_________________________
                              Kenneth A. Smith, Director

Date: January 13, 2000        By: /s/ Randal E. Vataha
                              Randal E. Vataha, Director