Form 10-Q
period 2000-01-02
STARMET CORP
filed 2000-02-16
CIK 276331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 2, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 31, 2000 there were issued and outstanding 4,800,674 shares of the Registrant's Common Stock.

                                PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             STARMET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                 January 2,     September 30,
                                                                    2000             1999
                                                                ------------    -------------
ASSETS
  Current Assets:

    Cash and cash equivalents                                   $     19,000    $     14,000
    Restricted cash                                                  238,000         238,000
    Accounts  receivable,  net  of  allowances  for  doubtful
     accounts  of $200,000 at January 2, 2000 and
     September 30, 1999                                            2,887,000       3,535,000
    Inventories                                                    2,471,000       2,426,000
    Other current assets                                             449,000         415,000
                                                                ------------    ------------
        Total current assets                                       6,064,000       6,628,000
                                                                ------------    ------------
  Property, Plant and Equipment:                                  43,949,000      43,756,000
    Less accumulated depreciation                                 28,130,000      27,645,000
                                                                ------------    ------------
    Net property, plant and equipment                             15,819,000      16,111,000
                                                                ------------    ------------
  Noncurrent Inventory                                             1,222,000       1,309,000
  Other Assets                                                     1,808,000       1,808,000
                                                                ------------    ------------
                                                                $ 24,913,000    $ 25,856,000
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of longterm obligations                     $  8,326,000    $  8,752,000
    Accounts payable                                               5,949,000       6,084,000
    Accrued payroll and related costs                                624,000         670,000
    Other accrued expenses                                         3,643,000       4,255,000
                                                                ------------    ------------
    Total current liabilities                                     18,542,000      19,761,000
  Notes Payable to Shareholders                                    1,395,000       1,375,000
                                                                ------------    ------------
  Stockholders' Equity:
    Common stock, par value $.10; 15,000,000 shares
     authorized; 4,800,674 issued and outstanding at
     January  2, 2000 and 4,790,674 issued and
     outstanding at September 30, 1999                               480,000         479,000
    Additional paidin capital                                     14,871,000      14,839,000
    Accumulated deficit                                          (10,375,000)    (10,598,000)
                                                                ------------    ------------
    Total Stockholders' Equity                                     4,976,000       4,720,000
                                                                ------------    ------------
                                                                $ 24,913,000    $ 25,856,000
                                                                ============    ============

                      STARMET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                    ---------------------------

                                                     January 2,    December 31,
                                                       2000           1998
                                                    -----------    -----------
Net sales and contract revenues                     $ 5,635,000    $ 7,419,000

Cost of sales                                         4,052,000      5,372,000
                                                    -----------    -----------

Gross profit                                          1,583,000      2,047,000

Selling, general and administrative                     999,000      1,280,000

Research and development                                 88,000        433,000
                                                    -----------    -----------

Operating income                                        496,000        334,000

Other expense                                            14,000         26,000

Interest expense                                        259,000        395,000
                                                    -----------    -----------

Net income (loss)                                   $   223,000    $   (87,000)
                                                    ===========    ===========

Per Share Information:
Basic net income (loss) per common share            $      0.05    $     (0.02)
                                                    ===========    ===========

Weighted average number of common shares
outstanding                                           4,794,000      4,791,000
                                                    ===========    ===========

Diluted net income (loss) per common and dilutive
potential common shares outstanding
                                                    $      0.04    $     (0.02)
                                                    ===========    ===========

Weighted average number of common and dilutive
potential common shares outstanding                   5,954,000      4,791,000
                                                    ===========    ===========


                          STARMET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)


                                                              THREE MONTHS ENDED
                                                      --------------------------------
                                                       January 2,         December 31,
                                                          2000                1998
                                                      -----------        -------------
Cash flows from operating activities:
  Net income (loss)                                   $   223,000        $   (87,000)
  Adjustments to reconcile net income (loss) to net
    cash provided  (used) by operating activities:
    Depreciation and amortization                         505,000            511,000
    Changes in assets and liabilities, net:
      (Increase) decrease in accounts receivable          649,000            222,000
      (Increase) decrease in inventories                   42,000            481,000
       Increase (decrease) in accounts payable and
        accrued expenses                                 (792,000)        (1,105,000)
      (Increase) decrease in other assets                 (35,000)            45,000
                                                      -----------        -----------
  Net cash provided by operating activities               592,000             67,000
                                                      -----------        -----------

Cash flows from investing activities:
  Capital expenditures, net                              (193,000)          (282,000)
                                                      -----------        -----------
  Net cash used in investing activities                  (193,000)          (282,000)
                                                      -----------        -----------

Cash flows from financing activities:
  Principal payments under long-term obligations          (55,000)           (66,000)
  Net repayments of bank debt                            (371,000)          (457,000)
  Proceeds from stock issuance                             33,000               --
  Proceeds from notes payable to shareholders and
     warrants                                                --              500,000
                                                      -----------        -----------
  Net cash used in financing activities                  (393,000)           (23,000)
                                                      -----------        -----------

Net increase (decrease) in cash and equivalents:
  Cash and equivalents at beginning of the period         252,000            565,000
  Cash and equivalents at end of the period               258,000            327,000
                                                      -----------        -----------
                                                      $     6,000        $  (238,000)
                                                      ===========        ===========


Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
    Interest                                          $   245,000        $   209,000


                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of January 2, 2000 and the results of their operations and cash flows for the three months ended January 2, 2000 and December 31, 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1999. Effective with the third quarter of fiscal 1999, the Company has changed to a fiscal quarter end. However, the fiscal year will continue to end on September 30.

The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

The significant accounting policies followed by the Company in preparing its consolidated financial statements are set forth in Note (3) to such financial statements included in Form 10-K for the year ended September 30, 1999.

2.       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at January 2, 2000 and September 30, 1999 consist of:

                                       January 2, 2000       September 30, 1999
                                     -----------------       ------------------
     Raw Materials                       $1,103,000             $1,324,000
     Work-in progress                     1,901,000              2,040,000
     Finished Goods                         689,000                371,000
                                         ----------             ----------
     Total inventory                      3,693,000              3,735,000
     Less current inventory               2,471,000              2,426,000
                                         ----------             ----------
     Non current inventory               $1,222,000             $1,309,000
                                         ==========             ==========

3.       Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Common share and common share dilutive potential disclosures are:


                                                      Three Months Ended
                                                ------------------------------
                                                 January 2,       December 31,
                                                    2000              1998
                                                ------------      ------------

     Weighted average common shares outstanding   4,794,000        4,791,000
     Dilutive potential common shares             1,160,000             --
                                                  ---------        ---------
     Diluted common shares                        5,954,000        4,791,000
                                                  ---------        ---------

     Options and warrants excluded from diluted
     loss per common share as  their effect
     would be antidilutive                             --            769,000
                                                  =========        =========

4.       Debt

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

5.       Commitments and Contingencies

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

Concord Site Remediation and Decommissioning Planning Requirements

The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the agreement with its principal lender, which expires on August 15, 2000. The Company has notified the U.S. Army that it is discontinuing penetrator production and that it will cease using related government furnished equipment. Accordingly, the U.S. Army and the Company are negotiating the removal of such equipment and the decommissioning and decontamination of the affected portions of the Company's facilities. The Company has submitted a proposal to the U.S. Army requesting the modification and funding of an existing facilitization contract, which, in addition to other work proposed therein, would provide the Company with funding to cover some of the estimated D&D costs, which are material. The Company is in the process of negotiating the contract modification scope of work with the U.S. Army, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operations and financial condition would be materially and adversely affected.

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

The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level. Under the Zhagrus contract, the Company agreed to pay an additional fee per cubic yard of excess material removed dependant upon certain actions by Zhagrus. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus' claim is the subject of litigation described below. If these costs are not recovered from the U.S. Army and the Company is held responsible for these costs, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of September 30, 1998. (The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $1.7 million and $8.0 million, inclusive of the contested Zhagrus claim of $5.0 million). The Company believes that all or a certain portion of such excess costs may be recoverable pursuant to a contract modification. Alternatively, the Company believes that all or a certain portion of such costs, subject to confirmation by government auditors, are recoverable as allowable overhead on future government contracts, which the Company expects to be awarded. In December 1998, the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. In February 1999, based on discussions with the U.S. Army, the Company submitted a claim under P.L. 85-804 requesting payment of these excess costs. In June 1999, the U.S. Army denied the latter request. In August 1999, the Company re-submitted the engineering change proposal and is awaiting a response from the U.S. Army. If these costs, potentially ranging from $1.7 to $8.0 million, are incurred by the Company without reimbursement or funding from other sources, including the U.S. Army, the Company's business, results of operations and financial condition would be materially and adversely affected.

The Company has no assurance that the Army will accept responsibility for the share of the estimated cost of D&D at its South Carolina facility which directly resulted from production work under U.S. government contracts on government supplied materials. However, management believes, based upon examination of relevant contracts, the actions of the Army with respect to D&D of facilities of other contractors, and discussions with counsel, that the Army is responsible for its estimated share of D&D. If these costs are not recovered from the U.S. Army, the Company would have no means to finance these costs, and the Company's business, results of operations and financial condition would be materially and adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

Net sales decreased by $1,784,000, or 24%, to $5,635,000 in the first quarter of fiscal 2000, as compared to the first quarter of the fiscal 1999. Sales in the Specialty Metal products segment decreased by $2,298,000, or 66%. Sales in the Composite Materials products segment decreased by $237,000, or 24%. Sales in the Uranium Services and Recycle segment increased by $1,121,000, or 77%. The sales decrease in the Specialty Metal products segment was due primarily to the cessation of both foreign and domestic penetrator production. The Company expects that no revenue will be derived from DU penetrator operations after the fourth quarter of fiscal 1999. The sales decrease in the Composite Materials product segment was due to a decreased level of activity on the Comanche helicopter Beralcast(R) prototype contract which was partially offset by increased commercial orders primarily for the semiconductor manufacturing industry. The increase in sales in the Uranium Services and Recycle segment is due to increased production on the UF6 conversion contract with United States Enrichment Corporation and increased counterweight refurbishment services as the Robins Air Force Base contract began in the third quarter of fiscal 1999 and will continue for the next four years.

Gross profit in the first quarter decreased by $464,000, or 23%, to $1,583,000, as compared to the first quarter of fiscal 1999. The decrease in gross profit for the quarter is attributable to the reduced sales levels. As a percentage of total revenue, gross margin improved slightly to 28.1%as compared to 27.6% for the first quarter of fiscal 1999. The improvement is primarily attributable to reduced indirect labor and manufacturing overhead, partially offset by certain research and development costs, discussed below, which are now appropriately charged to cost of sales.

Selling, general and administrative expenses decreased by $281,000, or 22%, to $999,000 in the first quarter of fiscal 2000, as compared to $1,280,000 in the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily due to the full impact of reductions in administrative staff and various cost containment measures implemented throughout fiscal 1999. Research and development costs declined as the Phase II development efforts on fluorine mining were appropriately charged to cost of sales on the UF6 conversion contract in the first quarter of fiscal 2000.

Interest expense decreased to $259,000 in the first quarter of fiscal 2000 from $395,000 in the first quarter of fiscal 1999. This decrease is primarily attributable to interest expense associated with reduced borrowings under the Company's revolving line of credit.

Liquidity

The Company continues to have a significant working capital deficiency and has restructured or amended its debt agreements with its principal lender a number of times. The Company has been served a complaint for breach of contract by one of its principal vendors. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company is pursuing alternative financing, arranging vendor payment plans, and continuing to restructure internally.

At January 2, 2000, the Company had a working capital deficit of $12,478,000, an increase in working capital of $655,000 from a deficiency of $13,133,000 at the end of fiscal 1999. For the three months ended January 2, 2000, the Company's accounts receivable and inventories decreased by $648,000 and $42,000, respectively, compared with September 30, 1999 levels. The current portion of long-term obligations decreased by $426,000 to $8,326,000 from $8,752,000 as the revolving line of credit was paid down by $371,000 utilizing the cash generated from operations.

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

The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities, cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part I, Note 5 - "Commitments and Contingencies". These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the engineering change proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider receivership or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Impact of Year 2000

The Company has completed all software modifications and computer systems upgrades considered by management to be required to address potential problems relating to Year 2000 date processing. Management believes that the Company's principal vendors have also completed any required modifications and upgrades. The Company has experienced no problems to date related to the Year 2000. The Company invested approximately $250,000 for Year 2000 compliance through January 2, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings as discussed in the Company's Form 10-K for the year ended September 30, 1999, "Part I - Item 3 - Legal Proceedings".

Item 2. Changes in Securities and Use of Proceeds

On December 31, 1999, the original maturity date of certain debentures due to shareholders, certain shareholders of the Company agreed to a three-year extension to December 31, 2002 on the 10% convertible debt in the amount of $900,000. In consideration for extending the maturity date of the debentures, the interest rate was increased to 14% and the holders were issued three-year warrants to purchase an aggregate of 108,000 shares of common stock at an exercise price of $3.875 per share, subject to anti-dilution adjustments. In issuing the warrants, the Company relied upon the exemption from registration provided in Section 4 (2) of the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule (included in electronic copy only)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended January 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          STARMET CORPORATION



     Date:  February 16, 2000             By:  /s/ Robert E. Quinn
                                          Robert E. Quinn
                                          President and Chief Executive Officer




     Date:  February 16, 2000             By:  /s/ Gary W. Mattheson
                                          Gary W. Mattheson
                                          Chief Financial Officer