Form 10-Q
period 2000-04-02
STARMET CORP
filed 2000-05-17
CIK 276331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2000 there were issued and outstanding 4,800,674 shares of the Registrant's Common Stock.


                               PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

                            STARMET CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                            April 2,          September 30,
                                                              2000                1999
                                                          ------------        -------------
ASSETS
  Current Assets:
    Cash and cash equivalents                             $      8,000        $     14,000
    Restricted cash                                            238,000             238,000
    Accounts receivable, net of allowances for doubtful
      accounts of $150,000 at April 2, 2000 and
      $200,000 at September 30, 1999                         3,542,000           3,535,000
    Inventories                                              2,632,000           2,426,000
    Other current assets                                       559,000             415,000
                                                          ------------        ------------
        Total current assets                                 6,979,000           6,628,000
                                                          ------------        ------------

  Property, Plant and Equipment                             44,221,000          43,756,000
    Less accumulated depreciation                           28,614,000          27,645,000
                                                          ------------        ------------
    Net property, plant and equipment                       15,607,000          16,111,000
                                                          ------------        ------------

  Non-current Inventory                                      1,145,000           1,309,000
  Other Assets                                               1,808,000           1,808,000
                                                          ------------        ------------
                                                          $ 25,539,000        $ 25,856,000
                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term obligations              $  8,547,000        $  8,752,000
    Accounts payable                                         6,487,000           6,084,000
    Accrued payroll and related costs                          644,000             670,000
    Other accrued expenses                                   3,440,000           4,255,000
                                                          ------------        ------------
    Total current liabilities                               19,118,000          19,761,000
  Notes Payable to Shareholders                              1,414,000           1,375,000
                                                          ------------        ------------
  Stockholders' Equity:
   Common stock, par value $.10; 15,000,000 shares
    authorized; 4,800,674 issued and outstanding at
    April 2, 2000 and 4,790,674 issued and outstanding
    at September 30, 1999
                                                               480,000             479,000
   Additional paid-in capital                               14,871,000          14,839,000
   Accumulated deficit                                     (10,344,000)        (10,598,000)
                                                          ------------        ------------
    Total Stockholders' Equity                               5,007,000           4,720,000
                                                          ------------        ------------
                                                          $ 25,539,000        $ 25,856,000
                                                          ============        ============

                              STARMET CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                  ---------------------------    ---------------------------

                                    April 2,       March 31,       April 2,       March 31,
                                     2000            1999            2000           1999
                                  ------------   ------------    ------------   ------------
Net sales and contract revenues   $  5,673,000   $  5,919,000    $ 11,308,000   $ 13,338,000

Cost of sales                        4,155,000      5,803,000       8,207,000     11,175,000
                                  ------------   ------------    ------------   ------------

Gross profit                         1,518,000        116,000       3,101,000      2,163,000

Selling, general and
administrative                       1,036,000      1,427,000       2,035,000      2,708,000

Research and development               150,000        342,000         238,000        775,000
                                  ------------   ------------    ------------   ------------

Operating income (loss)                332,000     (1,653,000)        828,000     (1,320,000)

Other (income) expense                  27,000         18,000          41,000         44,000

Interest expense                       274,000        421,000         533,000        815,000
                                  ------------   ------------    ------------   ------------

Net income (loss)                 $     31,000   $ (2,092,000)   $    254,000   $ (2,179,000)
                                  ============   ============    ============   ============


Per Share Information:

Basic net income (loss) per
common and common equivalent
share                             $       0.01   $      (0.44)   $       0.05   $      (0.45)
                                  ============   ============    ============   ============

Weighted average number of
common and common equivalent
shares outstanding                   4,801,000      4,791,000       4,797,000      4,791,000
                                  ============   ============    ============   ============

Diluted net income (loss) per
common and diluted potential
common shares outstanding         $       0.01   $      (0.44)   $       0.04   $      (0.45)
                                  ============   ============    ============   ============

Weighted average number of
common and dilutive potential
common shares  outstanding           5,633,000      4,791,000       5,646,000      4,791,000
                                  ============   ============    ============   ============

                                 STARMET CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (Unaudited)


                                                                              SIX MONTHS ENDED
                                                                     --------------------------------
                                                                        April 2,           March 31,
                                                                          2000               1999
                                                                     ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                  $   254,000         $(2,179,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                      1,008,000           1,043,000
    Changes in assets and liabilities, net:
      (Increase) decrease in accounts receivable                          (7,000)          2,061,000
      (Increase) decrease in inventories                                 (42,000)            880,000
      Increase (decrease) in accounts payable and
        accrued expenses                                                (438,000)           (880,000)
      (Increase) decrease in other assets                               (144,000)             20,000
                                                                     -----------         -----------
  Net cash provided by operating activities                              631,000             945,000
                                                                     -----------         -----------

Cash flows from investing activities:
  Capital expenditures, net                                             (465,000)           (617,000)
                                                                     -----------         -----------
  Net cash used in investing activities                                 (465,000)           (617,000)
                                                                     -----------         -----------

Cash flows from financing activities:
  Principal payments under long-term obligations                        (101,000)           (150,000)
  Net repayments of bank debt                                           (104,000)           (939,000)
  Proceeds from stock issuance                                            33,000                --
  Proceeds from notes payable to shareholders and
    warrants                                                                --               500,000
                                                                     -----------         -----------
  Net cash used in financing activities                                 (172,000)           (589,000)
                                                                     -----------         -----------


Net increase (decrease) in cash and equivalents:
  Cash and equivalents at beginning of the period                        252,000             565,000
  Cash and equivalents at end of the period                              246,000             304,000
                                                                     -----------         -----------
                                                                     $    (6,000)        $  (261,000)
                                                                     ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $   412,000         $   388,000


                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of April 2, 2000 and the results of their operations and cash flows for the six months ended April 2, 2000 and March 31, 1999. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1999. Effective with the third quarter of fiscal 1999, the Company has changed to a fiscal quarter end. However, the fiscal year will continue to end on September 30.

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

2.       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at April 2, 2000 and September 30, 1999 consist of:

                                    April 2, 2000        September 30, 1999
                                   ---------------      -------------------

     Raw Materials                   $1,318,000             $1,324,000
     Work-in progress                 1,935,000              2,040,000
     Finished Goods                     524,000                371,000
                                     ----------              ---------
     Total inventory                  3,777,000              3,735,000
     Less current inventory           2,632,000              2,426,000
                                     ----------              ---------
     Non current inventory           $1,145,000              1,309,000
                                     ==========              =========

3.       Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Common share and common share dilutive potential disclosures are:

                                                          Three Months Ended              Six Months Ended
                                                      -------------------------       -------------------------
                                                       April 2,       March 31,       April 2,        March 31,
                                                         2000            1999           2000            1999
                                                      ---------       ---------       ---------       ---------

Weighted average common shares outstanding            4,801,000       4,791,000       4,797,000       4,791,000
Dilutive potential common shares                        832,000            --           849,000            --
                                                      ---------       ---------       ---------       ---------
Diluted common shares                                 5,633,000       4,791,000       5,646,000       4,791,000
                                                      ---------       ---------       ---------       ---------
Options and warrants excluded from diluted loss
per common share as  their effect would be
antidilutive                                               --           769,000            --           769,000
                                                      =========       =========       =========       =========

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

On December 31, 1999, the original maturity date of certain debentures due to shareholders, certain shareholders of the Company agreed to a three-year extension to December 31, 2002 on the 10% convertible debt in the amount of $900,000. In consideration for extending the maturity date of the debentures, the interest rate was increased to 14% and the holders will be issued three-year warrants to purchase an aggregate of 108,000 shares of common stock at an exercise price of $3.875 per share, subject to anti-dilution adjustments.

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

Legal Proceedings

On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court (the "Court") in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. Although the Company believes that it has valid defenses to the claims alleged in this complaint, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts, and has established a reserve of $3.5 million in connection with this litigation. The plaintiffs filed motions for partial summary judgement on the portion of the claim relating to the balance due (approximately $3.5 million) on the material removed from the Holding Basin including amounts in excess of the contractual maximum and for dismissal of the Company's counterclaim. The Company's opposition to these motions was heard on May 11, 2000. The Court orally advised the parties that plaintiffs' motion for partial summary judgement was granted and the motion to dismiss the counterclaim was denied. No written order has yet been issued and written submissions on the issue of plaintiffs' execution on the partial summary judgement are due within 14 days of the hearing. The Company believes there are material issues of fact relating to the remaining $5.0 million of the claim. Should the plaintiff prevail on the remaining claim or should the plaintiffs be permitted to execute on the partial summary judgement, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

Net sales decreased by $246,000, or 4%, to $5,673,000 in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999. Sales in the Specialty Metal products segment decreased by $1,197,000, or 48%. Sales in the Composite Materials products segment increased by $387,000, or 82%. Sales in the Powders segment decreased by $150,000, or 10%. Sales in the Uranium Services and Recycle segment increased by $714,000, or 48%. The sales decrease in the Specialty Metal products segment was due primarily to the cessation of both foreign and domestic penetrator production. The Company expects that no revenue will be derived from DU penetrator operations after the fourth quarter of fiscal 1999. The sales increase in the Composite Materials product segment was due to an increased level of commercial orders primarily for the semiconductor manufacturing industry. The sales decrease in the Powders segment was due to a decreased demand for medical powders. The increase in sales in the Uranium Services and Recycle segment is due to increased production on the UF6 conversion contract with United States Enrichment Corporation and increased counterweight refurbishment services as the Robins Air Force Base contract began in the third quarter of fiscal 1999 and will continue for the next three years.

Sales of metal matrix composite materials from the Company's Composite Materials segment appear to have the greatest potential for dynamic growth. Prototype orders, led by the requirements of a prominent manufacturer of semiconductor assembly equipment, have become production orders, enabling Starmet to double production of precision investment castings in the second quarter. Four new production prototype parts for the next generation of semiconductor assembly equipment are scheduled for production in the first quarter of 2001. Starmet continues to aggressively pursue other revenue enhancement opportunities in data storage, medical, space, defense and military applications where Beralcast(R) provides a technological and cost advantage.

Gross profit in the second quarter increased by $1,402,000 to $1,518,000, as compared to the second quarter of fiscal 1999. The increase in gross profit for the quarter is attributable in part to $973,000 of non-recurring Holding Basin remediation costs expensed in fiscal 1999. As a percentage of total revenue, gross margin improved to 27% as compared to 18% for the second quarter of fiscal 1999 excluding the impact of the $973,000 of Holding Basin costs. The margin improvement is primarily attributable to reduced indirect labor and manufacturing overhead, partially offset by certain research and development costs, discussed below, which are now appropriately charged to cost of sales.

Selling, general and administrative expenses decreased by $391,000, or 27%, to $1,036,000 in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily due to the full impact of reductions in administrative staff and various cost containment measures implemented throughout fiscal 1999. Research and development costs declined as the Phase II development efforts on fluorine mining were charged to cost of sales on the UF6 conversion contract in the second quarter of fiscal 2000.

Interest expense decreased to $274,000 in the second quarter of fiscal 2000 from $421,000 in the second quarter of fiscal 1999. This decrease is primarily attributable to interest expense associated with reduced borrowings under the Company's revolving line of credit.

Six Months Ended April 2, 2000 Compared With Six Months Ended March 31, 1999

Net sales decreased by $2,030,000, or 15%, to $11,308,000 in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Sales in the Specialty Metal products segment decreased by $3,497,000, or 58%. Sales in the Composite Materials products segment increased by $151,000, or 10%. Sales in the Powders segment decreased by $520,000, or 18%. Sales in the

Uranium Services and Recycle segment increased by $1,836,000, or 62%. The sales decrease in the Specialty Metal products segment was due primarily to the cessation of both foreign and domestic penetrator production. The sales increase in the Composite Materials products segment was due to an increased level of commercial orders primarily for the semiconductor manufacturing industry offset by a decreased level of activity on the Comanche helicopter Beralcast prototype contract. The sales decrease in the Powders segment was due to a decreased demand for medical powders. The increase in sales in the Uranium Services and Recycle segment is due to increased production on the UF6 conversion contract with United States Enrichment Corporation and increased counterweight refurbishment services from the Robins Air Force Base contract.

Gross profit in the first six months of fiscal 2000 increased by $938,000, or 43%, to $3,101,000, as compared to the first six months of fiscal 1999. The increase in gross profit for the period is attributable in part to $973,000 of holding basin remediation costs expensed in 1999 combined with reduced direct and indirect overhead offset by the reduced sales levels. As a percentage of total revenue, gross profit margin was 27% compared to 16% for the first six months of fiscal 1999. Had the holding basin remediation costs not been expensed, the gross profit margin in 1999 would have been 23%.

Selling, general and administrative expenses decreased by $673,000, or 25% to $2,035,000 in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. The decrease in selling, general and administrative expenses is primarily due to the full impact of reductions in administrative staff and various cost containment measures implemented throughout fiscal 1999. Research and development costs declined as the Phase II development efforts on fluorine mining were appropriately charged to cost of sales on the UF6 conversion contract in the first half of fiscal 2000.

Interest expense decreased to $533,000 in the first half of fiscal 2000 from $815,000 in the first half of fiscal 1999. This increase is attributable to interest expense associated with reduced borrowings.

Liquidity

The Company continues to have a significant working capital deficiency and has restructured or amended its debt agreements with its principal lender a number of times. In addition, the Company has significant potential liabilities associated with discontinued or suspended aspects of its business which it believes are the responsibility of the U.S. Government. If these liabilities were to become the responsibility of the Company, the Company would be required to consider insolvency or similar reorganization proceedings to preserve its business operations. In response to this situation, the Company continues to explore all additional capital generating opportunities.

At April 2, 2000, the Company had a working capital deficit of $12,139,000, an increase in working capital of $994,000 from a deficiency of $13,133,000 at the end of fiscal 1999. For the six months ended April 2, 2000, the Company's accounts receivable and inventories remained essentially unchanged compared with September 30, 1999 levels. The current portion of long-term obligations decreased by $205,000 to $8,547,000 from $8,752,000 as the revolving line of credit and mortgage debt were paid down by utilizing cash generated from operations.

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

The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities and cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part I, Note 5 - "Commitments and Contingencies". These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, while the engineering change proposal is being reviewed by the Army, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Impact of Year 2000

The Company has completed all software modifications and computer systems upgrades considered by management to be required to address potential problems relating to Year 2000 date processing. Management believes that the Company's principal vendors have also completed any required modifications and upgrades. The Company has experienced no problems to date related to the Year 2000. The Company invested approximately $250,000 for Year 2000 compliance through April 2, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings as discussed in the Company's Form 10-K for the year ended September 30, 1999; "Part I - Item 3 - Legal Proceedings" other than as described below.

The plaintiffs in Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et.al. filed motions for partial summary judgement on the portion of the claim relating to the balance due (approximately $3.5 million) on the material removed from the Holding Basin including amounts in excess of the contractual maximum and for dismissal of the Company's counterclaim. The Company's opposition to these motions was heard on May 11, 2000. The Court orally advised the parties that plaintiffs' motion for partial summary judgement was granted and the motion to dismiss the counterclaim was denied. No written order has yet been issued and written submissions on the issue of plaintiffs' execution on the partial summary judgement are due within 14 days of the hearing. The Company believes there are material issues of fact relating to the remaining $5.0 million of the claim. Should the plaintiff prevail on the remaining claim or should the plaintiffs be permitted to execute on the partial summary judgement, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.


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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule (included in electronic copy only)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended April 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STARMET CORPORATION



Date:  May 17, 2000                By:  /s/ Robert E. Quinn
                                        Robert E. Quinn
                                        President and Chief Executive Officer




Date:  May 17, 2000                By:  /s/ Gary W. Mattheson
                                        Gary W. Mattheson
                                        Chief Financial Officer