Form 10-Q
period 2000-07-02
STARMET CORP
filed 2000-08-16
CIK 276331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2000 there were issued and outstanding 4,800,674 shares of the Registrant's Common Stock.

                               PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                            STARMET CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                           July 2,             September 30,
                                                            2000                    1999
                                                         ------------          -------------
ASSETS
 Current Assets:
  Cash and cash equivalents                              $      5,000          $     14,000
  Restricted cash                                             238,000               238,000
  Accounts  receivable, net of allowances for doubtful
   accounts of $150,000 at July 2, 2000 and
   $200,000 at September 30, 1999                           3,350,000             3,535,000
  Inventories                                               2,352,000             2,426,000
  Other current assets                                        837,000               415,000
                                                         ------------          ------------
    Total current assets                                    6,782,000             6,628,000
                                                         ------------          ------------

 Property, Plant and Equipment                             44,549,000            43,756,000
  Less accumulated depreciation                            29,104,000            27,645,000
                                                         ------------          ------------
  Net property, plant and equipment                        15,445,000            16,111,000
                                                         ------------          ------------

 Non-current Inventory                                      1,089,000             1,309,000
 Other Assets                                               1,808,000             1,808,000
                                                         ------------          ------------
 Total Assets                                            $ 25,124,000          $ 25,856,000
                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Line of credit                                         $  6,144,000          $  6,190,000
  Notes payable                                               997,000             1,139,000
  Current portion of long-term obligations                    606,000             1,423,000
  Accounts payable                                          6,247,000             6,084,000
  Accrued payroll and related costs                           595,000               670,000
  Other accrued expenses                                    3,537,000             4,255,000
                                                         ------------          ------------
  Total current liabilities                                18,126,000            19,761,000
 Notes Payable to Shareholders                              2,301,000             1,375,000
                                                         ------------          ------------
 Total Liabilities                                         20,427,000            21,136,000
 Stockholders' Equity:
  Common stock, par value $.10; 15,000,000 shares
   authorized; 4,800,674 issued and outstanding at
   July 2, 2000 and 4,790,674 issued and outstanding
   at September 30, 1999                                      480,000               479,000
  Additional paid-in capital                               14,871,000            14,839,000
  Accumulated deficit                                     (10,654,000)          (10,598,000)
                                                         ------------          ------------
  Total Stockholders' Equity                                4,697,000             4,720,000
                                                         ------------          ------------
                                                         $ 25,124,000          $ 25,856,000
                                                         ============          ============

                                             STARMET CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            ----------------------------------          ----------------------------------

                                               July 2,               July 4,              July 2,                July 4,
                                                 2000                 1999                 2000                   1999
                                            ------------          ------------          ------------          ------------
Net sales and contract revenues             $  5,118,000          $  5,638,000          $ 16,426,000          $ 18,976,000

Cost of sales                                  4,020,000             4,154,000            12,227,000            15,329,000
                                            ------------          ------------          ------------          ------------

Gross profit                                   1,098,000             1,484,000             4,199,000             3,647,000

Selling, general and
administrative                                   950,000             1,584,000             2,985,000             4,291,000

Research and development                         165,000               337,000               402,000             1,112,000
                                            ------------          ------------          ------------          ------------

Operating income (loss)                          (17,000)             (437,000)              812,000            (1,756,000)

Other expense                                     20,000                33,000                61,000                78,000

Interest expense                                 273,000               347,000               807,000             1,162,000
                                            ------------          ------------          ------------          ------------

Net income (loss)                           $   (310,000)         $   (817,000)         $    (56,000)         $ (2,996,000)
                                            ============          ============          ============          ============


Per Share Information:

Basic net income (loss) per
common and common equivalent
share                                       $      (0.06)         $      (0.17)         $      (0.01)         $      (0.63)
                                            ============          ============          ============          ============

Weighted average number of
common and common equivalent
shares outstanding                             4,801,000             4,791,000             4,798,000             4,791,000
                                            ============          ============          ============          ============

Diluted net income (loss) per
common and diluted potential
common shares outstanding                   $      (0.06)         $      (0.17)         $      (0.01)         $      (0.63)
                                            ============          ============          ============          ============

Weighted average number of
common and dilutive potential
common shares outstanding                      4,801,000             4,791,000             4,798,000             4,791,000
                                            ============          ============          ============          ============

                                                              3

                            STARMET CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (Unaudited)


                                                                   NINE MONTHS ENDED
                                                           --------------------------------
                                                              July 2,             July 4,
                                                               2000                1999
                                                           ------------        ------------
Cash flows from operating activities:
 Net income (loss)                                         $   (56,000)        $(2,996,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                              1,517,000           1,538,000
  Changes in assets and liabilities, net:
   (Increase) decrease in accounts receivable                  185,000           2,620,000
   (Increase) decrease in inventories                          295,000           1,407,000
   Increase (decrease) in accounts payable and
    accrued expenses                                          (630,000)           (998,000)
   Increase) decrease in other assets                         (422,000)             50,000
                                                           -----------         -----------
 Net cash provided by operating activities                     889,000           1,621,000
                                                           -----------         -----------

Cash flows from investing activities:
 Capital expenditures, net                                    (793,000)           (463,000)
                                                           -----------         -----------
 Net cash used in investing activities                        (793,000)           (463,000)
                                                           -----------         -----------

Cash flows from financing activities:
 Principal payments under long-term obligations                (92,000)           (224,000)
 Net repayments of bank debt                                   (46,000)         (1,734,000)
 Proceeds from stock issuance                                   33,000                --
 Proceeds from notes payable to shareholders and
  warrants                                                        --               500,000
                                                           -----------         -----------
 Net cash used in financing activities                        (105,000)         (1,458,000)
                                                           -----------         -----------

Net increase (decrease) in cash and equivalents:
 Cash and equivalents at beginning of the period               252,000             565,000
 Cash and equivalents at end of the period                     243,000             265,000
                                                           -----------         -----------
                                                           $    (9,000)        $  (300,000)
                                                           ===========         ===========

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Interest                                                 $   590,000         $   664,000


                      STARMET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Starmet Corporation and subsidiaries (the "Company") as of July 2, 2000 and the results of their operations for the three and nine months ended July 2, 2000 and July 4, 1999 and cash flows for the nine months ended July 2, 2000 and July 4, 1999. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1999. Effective with the third quarter of fiscal 1999, the Company has changed to a fiscal quarter end. However, the fiscal year will continue to end on September 30.

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

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and include labor, materials, and overheads for manufacturing and engineering. The Company provides for inventory reserves by charges to cost of sales when it is determined that such reserves are necessary for matters such as excess and obsolete inventories. Increases in estimated reserve requirements, based on relevant information, management's experience, and the timing of expected inventory usage, are charged to cost of sales in the period in which the increase is determined. Inventory reserves are not reversed until the related inventory is sold or disposed of. Inventories at July 2, 2000 and September 30, 1999 consist of:

                                         July 2, 2000        September 30, 1999
                                         ------------        ------------------

          Raw Materials                   $1,547,000               $1,324,000
          Work-in progress                 1,552,000                2,040,000
          Finished Goods                     342,000                  371,000
                                          ----------               ----------
          Total inventory                  3,441,000                3,735,000
          Less current inventory           2,352,000                2,426,000
                                          ----------               ----------
          Non current inventory           $1,089,000                1,309,000
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

Common share and common share dilutive potential disclosures are:

                                                                Three Months Ended                 Nine Months Ended
                                                            --------------------------        --------------------------
                                                             July 2,           July 4,          July 2,          July 4,
                                                               2000             1999             2000            1999
                                                            ---------        ---------        ---------        ---------

          Weighted average common shares outstanding        4,801,000        4,791,000        4,798,000        4,791,000
          Dilutive potential common shares                       --               --               --               --
                                                            ---------        ---------        ---------        ---------
          Diluted common shares                             4,801,000        4,791,000        4,798,000        4,791,000
                                                            ---------        ---------        ---------        ---------
          Options and warrants excluded from diluted loss
          per common share as their effect would be
          antidilutive                                        981,000          769,000          859,000          769,000
                                                            =========        =========        =========        =========


4. Debt

The Company has a secured revolving line of credit with a bank that has been amended a number of times. The Company is technically in default of certain financial covenants under the bank arrangement with its principal lender. However, on June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. On November 12, 1999, the Company entered into an agreement to further extend the maturity to August 15, 2000. On August 4, 2000, the Company entered into an agreement to further extend the maturity to April 15, 2001.

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

5. Commitments and Contingencies

Waste Disposal

In the process of manufacturing depleted uranium products, the Company generates low-level radioactive waste materials that must be disposed of at sites licensed by federal, state, and local governments. The operation of these disposal sites is at the discretion of these regulatory entities, which may at times result in temporary or long-term closures and limited access. Concord Site Remediation and Decommissioning Planning Requirements

The Company is required to maintain certain licenses issued by the Massachusetts Department of Public Health ("DPH") and South Carolina Department of Health and Environmental Control ("DHEC") in order to possess and process depleted uranium materials at its facilities in Massachusetts and South Carolina. Under applicable licensing regulations pertaining to Decommissioning and Decontamination ("D&D") at licensed sites, the Company submitted to the Nuclear Regulatory Commission ("NRC") (the predecessor of DPH, in this regard) and the applicable state agencies a Decommissioning Funding Plan ("DFP") to provide for possible future decommissioning of its facilities. The Concord facility DFP estimated cost is $11.7 million and the South Carolina facility DFP estimate is $2.9 million. The Company is required to provide financial assurance for such decommissioning pursuant to applicable regulations. Substantially all of the depleted uranium materials to which the DFP requirements apply were processed by the Company for the United States Government. The Company's DFP's reflect its position that it is obligated to provide financial assurance only with respect to the portion of the materials which are attributable to the Company's commercial production for parties other than the United States Government and that this obligation has been satisfied by a letter of credit to each geographic location's regulatory agency. However, the Company's letters of credit are subject to the agreement with its principal lender, which expires on April 15, 2001.

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

The United States Army has issued to the Company a fixed price contract for remediation of the holding basin and the Company entered into a subcontract with Zhagrus Environmental, Inc. ("Zhagrus") to perform this remediation. The Company's contract with Zhagrus is based on a specified volume of waste to be removed from the basin and delivered to the Envirocare radioactive waste disposal site in Utah. The volume of the material removed exceeded the specified level. Under the Zhagrus contract, the Company agreed to pay an additional fee per cubic yard of excess material removed dependent upon certain actions by Zhagrus. In addition, Zhagrus has notified the Company that Zhagrus has incurred additional costs in connection with the disposal of the material from the holding basin as a result of the need to treat the material to meet conditions for burial imposed by applicable environmental regulations. Zhagrus has requested that the Company pay it any additional costs incurred by Zhagrus as a result of such additional services. On November 4, 1998, the Company received a written claim from Zhagrus for excess costs of approximately $5.0 million. Zhagrus' claim is the subject of litigation described below. In December 1998, the Company submitted an engineering change proposal to the U.S. Army seeking a contract modification that would provide the Company with funding to cover such estimated excess remediation costs. In February 1999, based on discussions with the U.S. Army, the Company submitted a claim under P.L. 85-804 requesting payment of these excess costs. In June 1999, the U.S. Army denied the latter request. In August 1999, the Company re-submitted the engineering change proposal and is awaiting a response from the U.S. Army. If these costs are not recovered from the U.S. Army and the Company is held responsible for these costs, the Company would have no means to finance these costs, and the Company's business, results of operation and financial condition would be materially and adversely affected. The cost of remediating the holding basin at its Concord, Massachusetts facility will exceed the amounts covered by the Company's fixed price contract with the U.S. Army (the "Army Contract"), by at least $1.7 million which has been recorded as a liability as of July 2, 2000. The exact amount of the excess costs presently is unknown, but the Company believes that the potential range of such costs is between $18 million and $20 million, inclusive of the contested Zhagrus claim of $5.0 million. The Company believes that all or a substantial portion of such excess costs will be recovered pursuant to an amended P.L. 85-804 claim and a contract modification.

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

The Company has notified the U.S. Army that it discontinued penetrator production and ceased using related government-furnished equipment. The Company and the U.S. Army Secretariat have been in continuous dialog and fact finding for several months on a "global" remedy for the environmental issues at the Company's Concord site. The global issues involve the settlement of the Zhagrus litigation for excess holding basin costs, future holding basin costs to complete the remediation, and decontamination of the buildings used for U.S. Army penetrator production until September, 1999 following the U.S. Army's removal of government-furnished equipment. The Company has negotiated a contract with the U.S. Army to support their efforts to remove government-furnished equipment beginning in September, 2000. In August, 2000, the Company will submit an amended P.L. 85-804 claim directly to the Secretary of the Army requesting payment of all past and future costs related to the remediation of the holding basin which have not been previously funded, but there is no assurance that Army funding will be provided. If this funding is not provided, the Company's business, results of operations and financial condition would be materially and adversely affected.

On July 20, 2000, the Massachusetts Department of Environmental Protection issued a Notice of

Responsibility ("NOR") to the U.S. Army making them a Potentially Responsible Party ("PRP") at the Company's Concord property. The NOR also contained a request for information from the U.S. Army outlining their role as an operator and/or arranger for the holding basin contamination at the Company's Concord site. On July 27, 2000, the United States Environmental Protection Agency ("EPA") issued a notice of its intent to list the Company's Concord site on the National Priorities List ("NPL") also known as the Superfund list. The Company and the public have 60 days to respond to the final Hazard Ranking System package. While the primary purpose of the NPL is to inform local communities of the growing problem of inactive hazardous waste sites around the country most urgently in need of cleanup, once a site is listed on the NPL, the ramifications are significant and substantive. The effect of having a site listed typically include, but are not limited to, having the site involved in extensive and prolonged litigation; reducing the ability to transfer the property because it is less desirable; possible loss in fair market value because of the extensive work, time and expense for removal or remedial action (often for 8 to 14 years); and it may become more difficult to refinance the property. The Company's Concord site is not inactive, the community is very much aware of the site conditions and there are now two identified PRP's, the Company and the U.S. Army. EPA's policy is to require the PRP's to perform response actions and to fund the cleanup rather than being financed by the Superfund program.

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

Legal Proceedings

On February 17, 1999, the Company was served with a summons and complaint in a breach of contract action filed in The Superior Court, County of Middlesex, Commonwealth of Massachusetts, entitled Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et. al., MCV99-01057, naming the Company and its subsidiaries as defendants. The Company removed the case to federal district court (the "Court") in Massachusetts on March 18, 1999, where it was docketed as Civil Action No. 99-CV-10600-RGS. The complaint alleges, among other things, that the defendants materially breached their agreement with the plaintiff, Zhagrus Environmental Inc., entitled "Holding Basin Remediation and Waste Disposal Agreement" dated May 8, 1997, and that plaintiffs, Zhagrus and Envirocare of Utah, Inc., are entitled to a judgment in the amount of at least $8,368,883 for services rendered pursuant to such agreement. On June 18, 1999, the Company filed its answer to the complaint denying liability, and asserted a counterclaim against the plaintiffs alleging, among other things, breach of contract, breach of implied covenant of good faith, deceit, and violation of Mass. Gen. Laws c. 93A. On July 7, 1999, the Company and plaintiffs agreed, pending resolution of the lawsuit, to entry of an order placing certain restrictions on the Company's ability to enter into significant transactions without affording prior notice to the plaintiffs. The Company has sought relief from the Army for a portion of the amounts claimed by the plaintiffs, to the extent that the Company is otherwise required to pay those amounts, and has established a reserve of $3.4 million in connection with this litigation. The plaintiffs filed motions for partial summary judgement on the portion of the claim relating to the balance due of $3.4 million on the material removed from the holding basin including amounts in excess of the contractual maximum and for dismissal of the Company's counterclaim. The Company's opposition to these motions was heard on May 11, 2000. On July 10, 2000, the Court granted the plaintiffs' motion for partial summary judgement. On July 14, 2000, the Court allowed the plaintiff's motion to dismiss the Company's counterclaim without prejudice to the Company's right to their affirmative defenses. On July 20, 2000, the plaintiff filed a motion to amend the partial summary judgement to include pre-judgement interest. The Court has not yet ruled on this motion. The Company believes there are material issues of fact relating to the remaining $5.0 million of the claim. Should the plaintiff execute on the partial summary judgement, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

In August, 2000, the Company will submit an amended P.L. 85-804 claim directly to the Secretary of the Army requesting payment of all past and future costs related to the remediation of the holding basin which have not been previously funded. This revised claim will include all Zhagrus excess holding basin costs including the $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract. There is no assurance that Army funding will be provided.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. Management believes the outcome of such legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999

Net sales decreased by $520,000, or 9%, to $5,118,000 in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. Sales in the Specialty Metal products segment decreased by $462,000, or 23%. Sales in the Composite Materials products segment increased by $132,000, or 22%. Sales in the Powders segment increased by $38,000. Sales in the Uranium Services and Recycle segment decreased by $228,000, or 13%. The sales decrease in the Specialty Metal products segment was due primarily to the cessation of foreign penetrator production and the cancellation of the AVLIS program in June, 1999 by U.S. Enrichment Corporation ("USEC"). No revenue will be derived from DU penetrator operations after the fourth quarter of fiscal 1999. The sales increase in the Composite Materials product segment was due to an increased level of commercial orders primarily for the semiconductor manufacturing industry. The sales increase in the Powders segment was due to an increased demand for specialty powders. The decrease in sales in the Uranium Services and Recycle segment was due to decreased production output on the UF6 conversion contract with USEC partially offset by increased counterweight refurbishment services for the Robins Air Force Base contract that began during the third quarter of fiscal 1999 and will continue for the next three years.

Sales of metal matrix composite materials from the Company's Composite Materials segment continue to have the greatest potential for dynamic growth. Prototype orders, led by the requirements of a prominent manufacturer of semiconductor assembly equipment, have become production orders. Four new production prototype parts for the next generation of semiconductor assembly equipment are scheduled for production in the first quarter of 2001. New commercial customers are incorporating Beralcast(R) into their future production requirements as they initiate prototype orders. The Company is also pursuing other commercial applications that use copper beryllium alloys, a material developed decades ago and widely used today. Starmet continues to aggressively pursue other revenue enhancement opportunities in data storage, medical, space, defense and military applications where Beralcast(R) provides a technological and cost advantage.

Gross profit in the third quarter decreased by $386,000 to $1,098,000, as compared to the third quarter of fiscal 1999 primarily due to decreased sales. As a percentage of total revenue, gross margin dropped to 21% as compared to 26% for the third quarter of fiscal 1999. The margin deterioration is primarily due to sales dropping below our $5.6 million breakeven point and our high fixed manufacturing cost base as a percentage of revenues.

Selling, general and administrative expenses decreased by $634,000, or 40%, to $950,000 in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily due to the full impact of reductions in administrative staff and various cost containment measures implemented throughout fiscal 1999. Research and development costs declined as the Phase II development and SBIR grant efforts on fluorine mining were charged to cost of sales in the third quarter of fiscal 2000.

Interest expense decreased to $273,000 in the third quarter of fiscal 2000 from $347,000 in the third quarter of fiscal 1999. This decrease is primarily attributable to interest expense associated with reduced borrowings under the Company's revolving line of credit.

Nine Months Ended July 2, 2000 Compared With Nine Months Ended July 4, 1999

Net sales decreased by $2,550,000, or 13%, to $16,426,000 in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Sales in the Specialty Metal products segment decreased by $3,963,000, or 49%. Sales in the Composite Materials products segment increased by $283,000, or 14%. Sales in the Powders segment decreased by $483,000, or 12%. Sales in the Uranium Services and Recycle segment increased by $1,607,000, or 34%. The sales decrease in the Specialty Metal products segment was due primarily to the cessation of both foreign and domestic penetrator production and the cancellation of the AVLIS program in June, 1999 by USEC. The sales increase in the Composite Materials products segment was due to an increased level of commercial orders primarily for the semiconductor manufacturing industry offset by a decreased level of activity on the Comanche helicopter prototype contract. The sales decrease in the Powders segment was due to a decreased demand for medical powders. The increase in sales in the Uranium Services and Recycle segment is primarily due to increased production on the UF6 conversion contract with USEC and increased counterweight refurbishment services from the Robins Air Force Base contract.

Gross profit in the first nine months of fiscal 2000 increased by $552,000, or 15%, to $4,199,000, as compared to the first nine months of fiscal 1999. During 1999, certain non-recurring holding basin costs totaling $973,000 were expensed to cost of sales because of the uncertainty that the U.S. Army would fund them under a contract adjustment. As a percentage of total revenue, gross margin increased to 26% as compared to 24% for the first nine months of fiscal 1999 excluding the impact of the $973,000 of holding basin costs. The gross margin improvement resulted from reduced direct and indirect overhead costs.

Selling, general and administrative expenses decreased by $1,306,000, or 30% to $2,985,000 in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The decrease in selling, general and administrative expenses is primarily due to the full impact of reductions in administrative staff and various cost containment measures implemented throughout fiscal 1999. Research and development costs declined as the Phase II development and SBIR grant efforts on fluorine mining were appropriately charged to cost of sales in the first nine months of fiscal 2000.

Interest expense decreased to $807,000 in the first nine months of fiscal 2000 from $1,162,000 in the first nine months of fiscal 1999. This decrease is primarily attributable to interest expense associated with reduced borrowings under the Company's revolving line of credit.

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

At July 2, 2000, the Company had a working capital deficit of $11,344,000, an increase in working capital of $1,789,000 from a deficiency of $13,133,000 at the end of fiscal 1999. For the nine months ended July 2, 2000, the Company's accounts receivable and inventories declined by $185,000 and $295,000, respectively, when compared with September 30, 1999 levels. The current portion of debt decreased by $1,005,000 to $7,747,000 from $8,752,000 as the revolving line of credit and mortgage debt were paid down by utilizing cash generated from operations and $900,000 of shareholder debentures were reclassified to long term debt reflecting the three year extension as described in Note 4.

Management's plans with regard to the existing working capital deficiency are to continue to adjust spending levels to appropriate amounts to ensure greater financial stability while actively exploring additional capital generating opportunities including, but not limited to, the sale and leaseback of owned property, asset sales and joint ventures.

The Company has potential liabilities associated with discontinued or suspended aspects of its depleted uranium business, including costs associated with site remediation, decontamination and decommissioning of existing facilities and cost overruns on existing contracts with the U.S. Army and Zhagrus. For further discussion, see Part I, Note 5 - "Commitments and Contingencies". These potential liabilities include a contested $5.0 million cost associated with the additional treatment of waste under the Zhagrus contract and decontamination and decommissioning costs of up to $14.6 million associated with its present facilities and equipment. The Company has insufficient capital to cover these liabilities and no current capability to finance such liabilities. Management believes that the U.S. Government has a responsibility to pay, directly and indirectly, for a substantial portion of these costs. The United

States Army, in a Memorandum of Decision dated September 13, 1996 (the "Memorandum of Decision") pursuant to Public Law 85-804, agreed that it would fund a substantial portion of the remediation costs for the Company's Concord holding basin site. As a result of cost overruns in connection with the holding basin remediation, the Company has requested additional remediation funds from the Army; however, there is presently no approved funding and no specific written agreement from the U.S. Government to reimburse or fund these overrun costs. No reserve for these potential liabilities has been taken on the Company's financial statements. If these liabilities become the responsibility of the Company, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Impact of Year 2000

The Company has completed all software modifications and computer systems upgrades considered by management to be required to address potential problems relating to Year 2000 date processing. Management believes that the Company's principal vendors have also completed any required modifications and upgrades. The Company has experienced no problems to date related to the Year 2000. The Company invested approximately $250,000 for Year 2000 compliance through July 2, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings as discussed in the Company's Form 10-K for the year ended September 30, 1999; "Part I - Item 3 - Legal Proceedings" other than as described below.

The plaintiffs in Zhagrus Environmental, Inc. et. al. v. Nuclear Metals, Inc. et.al. filed motions for partial summary judgement on the portion of the claim relating to the balance due (approximately $3.5 million) on the material removed from the Holding Basin including amounts in excess of the contractual maximum and for dismissal of the Company's counterclaim. The Company's opposition to these motions was heard on May 11, 2000. On July 10, 2000, the Court granted the plaintiffs' motion for partial summary judgement. On July 14, 2000, the Court allowed the plaintiff's motion to dismiss the Company's counterclaim without prejudice to the Company's right to their affirmative defenses. On July 20, 2000, the plaintiff filed a motion to amend the partial summary judgement to include pre-judgement interest. The Court has not yet ruled on this motion. The Company believes there are material issues of fact relating to the remaining $5.0 million of the claim. Should the plaintiff execute on the partial summary judgement, the Company would be forced to consider insolvency or similar reorganization proceedings to preserve the Company's business operations and the Company's business, financial condition and results of operations would be materially and adversely affected.

On July 20, 2000, the Massachusetts Department of Environmental Protection issued a Notice of Responsibility ("NOR") to the U.S. Army making them a Potentially Responsible Party ("PRP") at the Company's Concord property. The NOR also contained a request for information from the U.S. Army outlining their role as an operator and/or arranger for the holding basin contamination at the Company's Concord site. On July 27, 2000, the United States Environmental Protection Agency ("EPA") issued a notice of its intent to list the Company's Concord site on the National Priorities List ("NPL") also known as the Superfund list. The Company and the public have 60 days to respond to the final Hazard Ranking System package. While the primary purpose of the NPL is to inform local communities of the growing problem of inactive hazardous waste sites around the country most urgently in need of cleanup, once a site is listed on the NPL, the ramifications are significant and substantive. The effect of having a site listed typically include, but are not limited to, having the site involved in extensive and prolonged litigation; reducing the ability to transfer the property because it is less desirable; possible loss in fair market value because of the extensive work, time and expense for removal or remedial action (often for 8 to 14 years); and it may become more difficult to refinance the property. The Company's Concord site is not inactive, the community is very much aware of the site conditions and there are now two identified PRP's, the Company and the U.S. Army. EPA's policy is to require the PRP's to perform response actions and to fund the cleanup rather than being financed by the Superfund program.


Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is technically in default of certain financial covenants under the bank arrangement with its principal lender. However, on June 23, 1999, the Company entered into an agreement with its principal lender to forbear on all collection actions until February 15, 2000. On November 12, 1999, the Company entered into an agreement to further extend the maturity to August 15, 2000. On August 4, 2000, the Company entered into an agreement to further extend the maturity to April 15, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule (included in electronic copy only)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended July 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STARMET CORPORATION



Date:  August 16, 2000                   By:  /s/ Robert E. Quinn
                                         Robert E. Quinn
                                         President and Chief Executive Officer




Date:  August 16, 2000                   By:  /s/ Gary W. Mattheson
                                         Gary W. Mattheson
                                         Chief Financial Officer